Form 10QSB
period 1997-12-31
HOME LOAN FINANCIAL CORP
filed 1998-03-30
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1997

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number  000-23927
                        ---------

                         HOME LOAN FINANCIAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                              31-1578552
               ----                                              ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                     401 Main Street, Coshocton, Ohio 43812
                     --------------------------------------
                    (Address of principal executive offices)

                                 (740) 622-0444
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]*

As of March 26, 1998, the latest practical date, 2,248,250 of the issuer's common shares, no par value, were issued and outstanding.

* The small business issuer's Registration Statement on Form S-1 was declared effective on February 11, 1998. The small business issuer has conducted no business except the offering of its shares and preparation to acquire The Home Loan Savings Bank. The financial information contained in the Form 10-QSB is provided, therefore, for The Home Loan Savings Bank.

                           THE HOME LOAN SAVINGS BANK

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Balance Sheets .........................................................................      3

              Statements of Income ...................................................................      4

              Statements of Changes in Members' Equity................................................      5

              Statements of Cash Flows ...............................................................      6

              Notes to Financial Statements ..........................................................      7


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     15


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     23

         Item 2.   Changes in Securities and Use of Proceeds..........................................     23

         Item 3.   Defaults Upon Senior Securities....................................................     23

         Item 4.   Submission of Matters to a Vote of Security Holders................................     23

         Item 5.   Other Information..................................................................     23

         Item 6.   Exhibits and Reports on Form 8-K...................................................     23

SIGNATURES ...........................................................................................     24

--------------------------------------------------------------------------------
                                                                              2.

                           THE HOME LOAN SAVINGS BANK
                                 BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------------
                                                          December 31,      June 30,
                                                              1997            1997
                                                              ----            ----
ASSETS
Cash and due from banks                                   $ 1,600,301     $ 1,765,821
Interest-bearing deposits in other banks                      845,866         165,228
Overnight deposits                                                 --       1,250,000
Federal funds sold                                                 --       1,500,000
                                                          -----------     -----------
     Total cash and cash equivalents                        2,446,167       4,681,049
Interest-bearing time deposits                                 39,936          38,796
Securities available for sale at fair value                 4,520,001       5,004,296
Loans, net of allowance for loan losses                    52,919,471      49,300,124
Premises and equipment, net                                   490,860         524,061
Federal Home Loan Bank stock                                  379,400         366,000
Accrued interest receivable                                   283,530         287,014
Other assets                                                  244,406         199,505
                                                          -----------     -----------

         Total assets                                     $61,323,771     $60,400,845
                                                          ===========     ===========


LIABILITIES
Deposits                                                  $48,586,551     $49,235,430
Federal Home Loan Bank advances                             1,000,000              --
Accrued interest payable                                      544,052         460,029
Accrued expenses and other liabilities                        391,109         335,122
                                                          -----------     -----------
     Total liabilities                                     50,521,712      50,030,581

MEMBERS' EQUITY
Retained earnings - substantially restricted               10,788,062      10,366,232
Net unrealized gain on securities available for sale,
  net of tax                                                   13,997           4,032
                                                          -----------     -----------
     Total members' equity                                 10,802,059      10,370,264
                                                          -----------     -----------

         Total liabilities and members' equity            $61,323,771     $60,400,845
                                                          ===========     ===========
-------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           THE HOME LOAN SAVINGS BANK
                              STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                    Three Months Ended             Six Months Ended
                                                       December 31,                  December 31,
                                                       ------------                  ------------
                                                   1997           1996           1997           1996
                                                   ----           ----           ----           ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                      $1,179,244     $1,008,593     $2,316,432     $2,024,541
     Securities                                     68,016         62,683        142,506        133,905
     Dividends on Federal Home Loan
       Bank stock                                    6,809          6,113         13,497         12,120
     Interest-bearing deposits and federal
       funds sold                                   15,533         41,185         51,117         80,166
                                                ----------     ----------     ----------     ----------
         Total interest income                   1,269,602      1,118,574      2,523,552      2,250,732

INTEREST EXPENSE
     Deposits                                      522,563        495,487      1,039,482        932,263
     Federal Home Loan Bank advances                 6,581             --          6,581             --
                                                ----------     ----------     ----------     ----------
         Total interest expense                    529,144        495,487      1,046,063        932,263
                                                ----------     ----------     ----------     ----------

NET INTEREST INCOME                                740,458        623,087      1,477,489      1,318,469
Provision for loan losses                           30,000          1,500         60,000          3,000
                                                ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN  LOSSES                                 710,458        621,587      1,417,489      1,315,469

NONINTEREST INCOME
     Service charges and other fees                 31,919         38,131         65,829         71,932
     Other income                                   11,548          7,603         20,985         16,319
                                                ----------     ----------     ----------     ----------
         Total noninterest income                   43,467         45,734         86,814         88,251

NONINTEREST EXPENSE
     Salaries and employee benefits                240,421        222,971        475,080        433,710
     Occupancy and equipment                        35,828         36,024         70,280         72,348
     State franchise taxes                          36,900         35,100         73,800         70,200
     Computer processing                            24,888         24,028         48,768         44,887
     SAIF deposit insurance premiums                 7,753         20,080         15,221        306,053
     Legal, audit and supervisory exam fees         17,400         16,300         35,476         31,838
     Director fees                                  19,725         21,030         39,000         42,060
     Other expense                                  46,950         42,185         87,348         76,772
                                                ----------     ----------     ----------     ----------
         Total noninterest expense                 429,865        417,718        844,973      1,077,868
                                                ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                         324,060        249,603        659,330        325,852
Income tax expense                                 115,400         83,400        237,500        110,800
                                                ----------     ----------     ----------     ----------

NET INCOME                                      $  208,660     $  166,203     $  421,830     $  215,052
                                                ==========     ==========     ==========     ==========
-------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           THE HOME LOAN SAVINGS BANK
                    STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------------------------
                                                Three Months                    Six Months
                                             Ended December 31,             Ended December 31,
                                             ------------------             ------------------
                                            1997            1996           1997            1996
                                            ----            ----           ----            ----
BALANCE, BEGINNING OF PERIOD             $10,592,141     $9,820,716     $10,370,264     $9,768,096

Net income                                   208,660        166,203         421,830        215,052

Net change in unrealized gain (loss)
  on securities available for sale             1,258          3,340           9,965          7,111
                                         -----------     ----------     -----------     ----------

BALANCE, END OF PERIOD                   $10,802,059     $9,990,259     $10,802,059     $9,990,259
                                         ===========     ==========     ===========     ==========
--------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           THE HOME LOAN SAVINGS BANK
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                              Six Months ended
                                                                                 December 31,
                                                                                 ------------
                                                                            1997             1996
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $   421,830      $   215,052
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                        42,300           38,400
         Securities amortization and accretion                                 (505)           1,410
         Provision for loan losses                                           60,000            3,000
         FHLB stock dividends                                               (13,400)         (12,100)
         Gain on sale of securities available for sale                         (121)              --
         Net change in accrued interest receivable and other assets         (47,691)        (150,426)
         Net change in accrued expenses and other liabilities               140,010          (56,315)
         Net change in deferred loan fees                                     4,389            5,084
                                                                        -----------      -----------
              Net cash from operating activities                            606,812           44,105

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from maturities                                           500,020               --
         Purchases                                                               --       (2,009,180)
     Securities held to maturity:
         Proceeds from maturities                                                --        2,000,000
     Net change in loans                                                 (3,683,736)      (3,033,889)
     Premises and equipment expenditures                                     (9,099)         (19,682)
                                                                        -----------      -----------
         Net cash from investing activities                              (3,192,815)      (3,062,751)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                (648,879)       1,576,337
     Net change in Federal Home Loan Bank advances                        1,000,000               --
                                                                        -----------      -----------
         Net cash from financing activities                                 351,121        1,576,337
                                                                        -----------      -----------

Net change in cash and cash equivalents                                  (2,234,882)      (1,442,309)

Cash and cash equivalents at beginning of period                          4,681,049        5,723,439
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 2,446,167      $ 4,281,130
                                                                        ===========      ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                       $   962,040      $ 1,018,400
         Income taxes                                                       387,849          230,000
----------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of The Home Loan Savings Bank ("Bank") at December 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of the Bank for the fiscal year ended June 30, 1997. The accounting policies of the Bank described in the notes to financial statements contained in the Bank's June 30, 1997, financial statements, have been consistently followed these policies in preparing this Form 10-QSB.

The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main and branch offices located in Coshocton, Ohio. This community and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments and status of contingencies are particularly subject to change.

The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which was issued in December 1996, defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 were effective January 1, 1997. SFAS No. 125 did not have a material impact on the Bank's financial statements.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation. SFAS No. 128 will apply to the Bank beginning with the interim period ending March 31, 1998.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Bank as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Bank's disclosures.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises to report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments, based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 is not expected to have a significant impact on the Bank.


NOTE 2 - ADOPTION OF PLAN OF CONVERSION

On November 12, 1997, the Board of Directors of the Bank unanimously adopted a Plan of Conversion to convert from a state chartered mutual savings and loan association to a state chartered stock savings and loan association with the concurrent formation of a holding company. The conversion was consummated on March 25, 1998, by amending the Bank's Articles of Incorporation and the sale of the Holding Company's common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. Common shares of the Holding Company were offered in accordance with the Plan of Conversion. A total of 2,248,250 common shares of the Holding Company were sold at $10.00 per share.

The Holding Company retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Holding Company as a result of the conversion.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - ADOPTION OF PLAN OF CONVERSION (Continued)

At the time of the conversion, the Bank established a liquidation account in an amount equal to its regulatory capital as of September 30, 1997. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce stockholders' equity below the required liquidation account balance.

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given favorable qualitative examination ratings by the OTS.

Conversion costs are deferred and deducted from the proceeds of the shares sold in the conversion. As of December 31, 1997, $43,283 in costs had been deferred.



NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                      December 31, 1997
                                     -------------------------------------------------------
                                                        Gross        Gross         Estimated
                                     Amortized       Unrealized    Unrealized        Fair
                                        Cost            Gains        Losses          Value
                                        ----            -----        ------          -----
AVAILABLE FOR SALE
     U.S. Government agencies        $4,498,791        $22,174        $964        $4,520,001
                                     ==========        =======        ====        ==========

                                                        June 30, 1997
                                     -------------------------------------------------------
                                                        Gross       Gross          Estimated
                                     Amortized       Unrealized   Unrealized         Fair
                                        Cost            Gains       Losses           Value
                                        ----            -----       ------           -----
AVAILABLE FOR SALE
     U.S. Government agencies        $4,998,188        $10,477      $4,369        $5,004,296
                                     ==========        =======      ======        ==========

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities, by contractual maturity, are as follows at December 31, 1997:

                                                                   Estimated
                                                     Amortized        Fair
                                                        Cost          Value
                                                        ----          -----

           Due in one year or less                   $2,751,253    $2,754,141
           Due after one year through five years      1,747,538     1,765,860
                                                     ----------    ----------

                                                     $4,498,791    $4,520,001
                                                     ==========    ==========

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the six months ended December 31, 1997, a U.S. Treasury security classified as available for sale was sold within ninety days of its maturity. Proceeds from this transaction are reflected as a maturity in the Statement of Cash Flows. The gain on this transaction was $121. No other securities were sold during the three or six months ended December 31, 1997 and 1996.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:

                                                        December 31,          June 30,
                                                           1997                 1997
                                                           ----                 ----
           Residential real estate loans:
                1 - 4 family                            $37,163,990         $35,155,726
                Home equity                                 876,957             728,416
           Nonresidential real estate                     3,622,287           3,297,105
           Real estate construction                         836,001             553,833
           Land                                             530,586             570,542
                                                        -----------         -----------
                    Total real estate loans              43,029,821          40,305,622
           Consumer and other loans
                Home improvement                          4,249,483           3,701,588
                Automobile                                2,696,895           2,505,823
                Commercial                                1,666,987           1,645,091
                Deposit                                     181,548             219,264
                Credit card                                 440,423             346,704
                Other                                     1,193,115           1,047,289
                                                        -----------         -----------
                    Total consumer and other             10,428,451           9,465,759
                                                        -----------         -----------
           Total loans                                   53,458,272          49,771,381
           Less:
                Allowance for loan losses                  (174,593)           (119,218)
                Loans in process                           (253,021)           (245,240)
                Net deferred loan fees and costs           (111,187)           (106,799)
                                                        -----------         -----------

                                                        $52,919,471         $49,300,124
                                                        ===========         ===========

Activity in the allowance for loan losses is summarized as follows:

                                               Three Months                     Six Months
                                             Ended December 31,              Ended December 31,
                                             ------------------              ------------------
                                          1997             1996            1997             1996
                                          ----             ----            ----             ----
        Balance at beginning
          of period                     $148,222         $119,013        $119,218         $117,513
        Provision for losses              30,000            1,500          60,000            3,000
        Charge-offs                       (4,101)              --          (5,542)              --
        Recoveries                           472               --             917               --
                                        --------         --------        --------         --------

        Balance at end of period        $174,593         $120,513        $174,593         $120,513
                                        ========         ========        ========         ========

As of and for the three and six months ended December 31, 1997 and 1996, no loans were considered impaired within the scope of SFAS No. 114.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk more than the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk follows:

                                                               December 31,       June 30,
                                                                  1997              1997
                                                                  ----              ----
     Lines of credit - variable rate                           $1,761,000        $1,595,000
     1-4 family residential real estate - variable rate           462,000           446,000
     Commercial real estate - variable rate                            --           700,000
     Credit card arrangements - fixed rate                        700,000           671,000

Fixed rate commitments had an interest rate of 13.90% at December 31, 1997 and June 30, 1997. The interest rates on variable rate commitments range from 7.50% to 8.25% at December 31, 1997 and 8.00% to 9.50% at June 30, 1997.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 6 - SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION

Included in SAIF deposit insurance premium expense in the Statement of Income for the six months ended December 31, 1996 is $260,917 for a special assessment resulting from legislation passed and enacted into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Thrifts such as the Bank paid a one-time assessment in November 1996 of $0.657 for each $100 in deposits as of March 31, 1995. Because of the recapitalization, the Bank began paying lower deposit insurance premiums in January 1997.

--------------------------------------------------------------------------------

                                   (Continued)

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of The Home Loan Savings Bank as of December 31, 1997 compared to June 30, 1997, and results of operations for the three and six months ended December 31, 1997 compared with the same periods in 1996. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Bank's operations and the Bank's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Bank's general market area.


FINANCIAL CONDITION

Total assets at December 31, 1997 were $61.3 million compared to $60.4 million at June 30, 1997, an increase of $923,000, or 1.5%. The increase in total assets was primarily due to increases in loans of $3.6 million, partially offset by a decrease in cash and cash equivalents of $2.2 million and a $484,000 decrease in securities available for sale. The increase in loans was largely in one- to four-family residential real estate loans, increasing $2.0 million, and consumer and other loans, increasing $963,000. These increases are reflective of a stable local economy coupled with the interest rate environment during the period. The decrease in cash and cash equivalents was the result of the redirection of funds to provide for loan growth.

The Bank's consumer loan portfolio increased $1.0 million between June 30, 1997 and December 31, 1997 with the largest change in home improvement loans which increased $548,000. Consumer loans represented 19.5% and 19.0% of gross loans at December 31, 1997 and June 30, 1997.

Total deposits decreased $649,000 from $49.2 million at June 30, 1997 to $48.6 million at December 31, 1997. The Bank experienced modest increases in savings accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts and noninterest-bearing demand deposit accounts, which partially offset a decrease of $760,000 in certificates of deposit. The reduction in certificates of deposit was due to the maturity of a large public fund deposit which was not renewed. The certificate of deposit portfolio as a percent of total deposits decreased slightly from 59.3% at June 30, 1997 to 58.6% at December 31, 1997. Almost all certificates of deposit held by the Bank mature in less than three years with the majority maturing in the next year.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


As a secondary source of liquidity, the Bank maintains a $5 million cash management arrangement with the Federal Home Loan Bank of Cincinnati, under which it held advances of $1.0 million at December 31, 1997. There were no advances outstanding at June 30, 1997. Due to continued loan demand, the Bank used these funds to originate mortgage loans as well as provide for short-term liquidity needs. The advances are variable rate and can be prepaid at any time without a penalty. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.


RESULTS OF OPERATIONS

The general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Bank. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Bank's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets, other income, noninterest expense and income taxes also affect net income.

Net income was $209,000 and $422,000 for the three and six months ended December 31, 1997, compared to $166,000 and $215,000 for the three and six months ended December 31, 1996. The increase in net income for the three months ended December 31, 1997 was the result of an increase in net interest income partially offset by a higher provision for loan losses. The increase in net income for the six months ended December 31, 1997 was primarily the result of a special deposit insurance assessment, as more fully discussed below.

Net interest income totaled $740,000 and $1,477,000 for the three and six months ended December 31, 1997, as compared to $623,000 and $1,318,000 for the three and six months ended December 31, 1996, representing increases of $117,000, or 18.8%, and $159,000, or 12.1%. The change in net interest income is attributable to an increase in the interest rate spread combined with a slight increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest and fees on loans increased approximately $170,000 and $291,000, or 16.8% and 14.4%, from $1,009,000 and $2,025,000 for the three and six months ended December 31, 1996 to $1,179,000 and $2,316,000 for the three and six months ended December 31, 1997. The increase in interest income was due to higher average loans.

Interest earned on securities totaled $68,000 and $143,000 for the three and six months ended December 31, 1997, as compared to $63,000 and $134,000 for the three and six months ended December 31, 1996. The increase was a result of higher average balances of securities combined with an increased yield earned.

Interest on interest-bearing deposits and overnight deposits decreased approximately $35,000 and $39,000 for the three and six months ended December 31, 1997, as compared to the three and six months ended December 31, 1996. The decline was the result of lower average balances of interest-bearing deposits and overnight funds.

Dividends on Federal Home Loan Bank (FHLB) stock increased slightly for the three and six months ended December 31, 1997, compared to the three and six months ended December 31, 1996, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased approximately $27,000 and $107,000 for the three and six months ended December 31, 1997, compared to the three and six months ended December 31, 1996. The increase in interest expense was due to an increase in the cost of funds combined with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $7,000 for the three and six months ended December 31, 1997. The Bank borrowed funds for the first time from the Federal Home Loan Bank of Cincinnati during fiscal 1998. The borrowings were used as a source of short-term liquidity to provide funding for loan demand.

The Bank maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the Bank's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The provision for loan losses for the three and six months ended December 31, 1997 totaled $30,000 and $60,000 compared to $2,000 and $3,000 for the three and six months ended December 31, 1996, representing increases of $28,000 and $57,000. The Bank has not experienced significant net charge-offs in any of the periods presented. The Bank's low historical charge-off history is the product of a variety of factors, including the Bank's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. In spite of the low historical charge-off history, management increased the allowance for loan losses due to growth of the total loan portfolio; an increase in nonresidential real estate and consumer loans compared to the total portfolio; and, management's decision to raise the nonspecific percentage allocation for higher risk, nonresidential real estate loans. The Bank previously used the same percentage allocation for nonspecific reserves on nonresidential and residential real estate loans. The allowance for loan losses totaled $175,000, or .33% of gross loans at December 31, 1997, compared with $121,000, or .24% of gross loans at June 30, 1997.

Noninterest income includes service fees and other miscellaneous income. For the three and six months ended December 31, 1997, noninterest income totaled $43,000 and $87,000 compared to $46,000 and $88,000 for the three and six months ended December 31, 1996. During the 1997 periods, the Bank experienced a slight decrease in service charges and fees which was partially offset by an increase in miscellaneous operating income.

Noninterest expense remained relatively stable at $430,000 for the three months ended December 31, 1997 compared to $418,000 for same period in 1996, while decreasing $233,000 from $1,078,000 for the six months ended December 31, 1996 to $845,000 for the six months ended December 31, 1997. During the comparable three-month periods, increases in compensation and benefits and other expenses were offset by a decrease in federal deposit insurance premiums. The increase in compensation and benefits was the result of normal, annual merit increases. Federal deposit insurance premiums decreased because of the full capitalization of the Savings Bank Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) as further discussed below.

The decrease in noninterest expense during the comparable six-month periods was due to a special deposit insurance assessment of $261,000 resulting from legislation passed and enacted into law on September 30, 1996 to recapitalize the SAIF. The legislation called for a one-time assessment of $0.657 for each $100 in deposits held as of March 31, 1995. Because of the recapitalization of the SAIF, the disparity between Bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and will be reduced to $.024 per $100 in deposits by no later than January 2000.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Salaries and employee benefits increased $41,000, or 9.5%, for the comparable six-month periods due to normal, annual merit increases and higher bonuses paid in 1997 based on increased earnings. Other noninterest expense items had insignificant fluctuations for the comparable six month periods.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $115,000 and $238,000 for the three and six months ended December 31, 1997 compared to $83,000 and $111,000 for the three and six months ended December 31, 1996. The decrease in tax expense for the comparable six-month periods was largely due to the tax effect of $(89,000) for the special assessment discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 1997 and 1996.

                                                             Six Months
                                                          Ended December 31,
                                                         --------------------
                                                          1997         1996
                                                         -------      -------
                                                        (Dollars in thousands)

Net income                                               $   421      $   215
Adjustments to reconcile net income to net cash from
  operating activities                                       186         (171)
                                                         -------      -------
Net cash from operating activities                           607           44
Net cash from investing activities                        (3,193)      (3,062)
Net cash from financing activities                           351        1,576
                                                         -------      -------
Net change in cash and cash equivalents                   (2,235)      (1,442)
Cash and cash equivalents at beginning of period           4,681        5,723
                                                         -------      -------
Cash and cash equivalents at end of period               $ 2,446      $ 4,281
                                                         =======      =======

The Bank's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 5% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1997, the Bank's regulatory liquidity was 14.3%. At such date, the Bank had commitments to originate variable rate residential real estate mortgage loans totaling $462,000. Loan commitments are generally for 30 days. The Bank considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Financial Statements.

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At December 31, 1997, and June 30, 1997, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Act at December 31, 1997 and June 30, 1997.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


At December 31, 1997, and June 30, 1997 the Bank's actual capital levels and minimum required levels were:

                                                                               Minimum
                                                                            Required To Be
                                                    Minimum Required       Well Capitalized
                                                       For Capital      Under Prompt Corrective
                                    Actual          Adequacy Purposes     Action Regulations
                              Amount        Ratio   Amount      Ratio      Amount      Ratio
                              ------        -----   ------      -----      ------      -----
                                                 (Dollars in thousands)
DECEMBER 31, 1997

Total capital (to risk-
  weighted assets)            $10,962       30.1%   $2,912       8.0%      $3,640       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        10,788       29.6     1,456       4.0        2,184        6.0
Tier 1 (core) capital (to
  adjusted total assets)       10,788       17.6     1,839       3.0        3,066        5.0
Tangible capital (to
  adjusted total assets)       10,788       17.6       920       1.5          N/A
JUNE 30, 1997

Total capital (to risk-
  weighted assets)            $10,485       30.7%   $2,736       8.0%      $3,420       10.0%
Tier 1 (core) capital (to
  risk-weighted assets)        10,366       30.3     1,368       4.0        2,052        6.0
Tier 1 (core) capital (to
  adjusted total               10,366       17.2     1,812       3.0        3,020        5.0
Tangible capital (to
  adjusted total assets)       10,366       17.2       906       1.5          N/A

At December 31, 1997, the Bank had no material commitments for capital expenditures.


YEAR 2000 ISSUE

The Bank's operations, like those of most financial institutions, depend almost entirely on computer systems. The Bank is addressing the potential problems associated with the possibility that the computers which control or operate the Bank's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the Year 2000, may recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any Year 2000 related problems.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


At this time, the Bank has not identified any specific expenses which are reasonably likely to be incurred by the Bank in connection with Year 2000 issues and the Bank does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in the future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Bank's current systems, programs and equipment Year 2000 compliant, the Bank's net income and financial condition could be adversely affected. While the Bank is endeavoring to ensure that its computer-dependent operations are Year 2000 compliant, no assurance can be given that some Year 2000 problems will not occur.

In addition to possible expense related to its own systems, the Bank could incur losses if Year 2000 issues adversely affect the Bank's depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           The small business issuer was incorporated in December 1997. 100 common shares were issued at incorporation.

Item 3.    Defaults On Senior Securities
           -----------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           On incorporation, the sole shareholder elected by an action in writing Robert C. Hamilton, Robert D. Mauch, Neal J. Caldwell, Douglas L. Randles, and Charles H. Durmis as directors.

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 1997.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  March 27, 1998                             /s/ Robert C. Hamilton
       ------------------------------             ----------------------
                                                  Robert C. Hamilton
                                                  President





Date:  March 27, 1998                             /s/ Preston W. Bair
       ------------------------------             -------------------
                                                  Preston W. Bair
                                                  Treasurer

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                     PAGE NUMBER
------          -----------                                     -----------

   27           Financial Data Schedule                              26

--------------------------------------------------------------------------------