Form 10QSB
period 1998-03-31
HOME LOAN FINANCIAL CORP
filed 1998-05-14
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]          No  [X]

As of May 11, 1998, the latest practical date, 2,248,250 of the issuer's common shares, no par value, were issued and outstanding.

--------------------------------------------------------------------------------

                              HOME LOAN FINANCIAL CORPORATION

                                           INDEX
                                                                                     Page
                                                                                     ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets ......................................      3

              Consolidated Statements of Income ................................      4

              Consolidated Statements of Changes in Shareholders' Equity........      5

              Consolidated Statements of Cash Flows ............................      6

              Notes to Consolidated Financial Statements .......................      7


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................     16


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings............................................     24

         Item 2.   Changes in Securities and Use of Proceeds....................     24

         Item 3.   Defaults Upon Senior Securities..............................     24

         Item 4.   Submission of Matters to a Vote of Security Holders..........     24

         Item 5.   Other Information............................................     24

         Item 6.   Exhibits and Reports on Form 8-K.............................     24

SIGNATURES .....................................................................     25

--------------------------------------------------------------------------------

                               HOME LOAN FINANCIAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

---------------------------------------------------------------------------------------------
                                                                March 31,          June 30,
                                                                  1998               1997
                                                                  ----               ----
ASSETS
Cash and due from banks                                        $ 2,642,838       $ 1,765,821
Interest-bearing deposits in other banks                           672,206           165,228
Overnight deposits                                               9,000,000         1,250,000
Federal funds sold                                               4,900,000         1,500,000
                                                               -----------       -----------
     Total cash and cash equivalents                            17,215,044         4,681,049
Interest-bearing time deposits                                   2,040,506            38,796
Securities available for sale at fair value                      4,264,141         5,004,296
Loans, net of allowance for loan losses                         54,967,226        49,300,124
Premises and equipment, net                                        483,980           524,061
Federal Home Loan Bank stock                                       386,100           366,000
Accrued interest receivable                                        298,778           287,014
Other assets                                                       117,457           199,505
                                                               -----------       -----------

         Total assets                                          $79,773,232       $60,400,845
                                                               ===========       ===========


LIABILITIES
Deposits                                                       $47,996,694       $49,235,430
Accrued interest payable                                           425,210           460,029
Accrued expenses and other liabilities                             277,720           335,122
                                                               -----------       -----------
     Total liabilities                                          48,699,624        50,030,581

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
   none outstanding                                                     --                --
Common stock, no par value, 9,500,000 shares authorized
   2,248,250 shares issued and outstanding                              --                --
Additional paid-in capital                                      21,884,719                --
Retained earnings - substantially restricted                    10,969,866        10,366,232
Unearned employee stock ownership plan shares                   (1,791,180)               --
Net unrealized gain on securities available for sale,
  net of tax                                                        10,203             4,032
                                                               -----------       -----------
     Total shareholders' equity                                 31,073,608        10,370,264
                                                               -----------       -----------

         Total liabilities and shareholders' equity            $79,773,232       $60,400,845
                                                               ===========       ===========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                       HOME LOAN FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended               Nine Months Ended
                                                         March 31,                        March 31,
                                                         ---------                        ---------
                                                    1998            1997            1998            1997
                                                    ----            ----            ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                       $1,183,000      $1,034,788      $3,499,432      $3,059,329
     Securities                                      65,618          55,186         208,124         189,091
     Dividends on Federal Home Loan
       Bank stock                                     6,782           6,102          20,279          18,222
     Interest-bearing deposits and federal
       funds sold                                    23,162          37,093          74,279         117,259
                                                 ----------      ----------      ----------      ----------
         Total interest income                    1,278,562       1,133,169       3,802,114       3,383,901

INTEREST EXPENSE
     Deposits                                       544,745         476,074       1,584,227       1,408,337
     Federal Home Loan Bank advances                  9,782              --          16,363              --
                                                 ----------      ----------      ----------      ----------
         Total interest expense                     554,527         476,074       1,600,590       1,408,337
                                                 ----------      ----------      ----------      ----------

NET INTEREST INCOME                                 724,035         657,095       2,201,524       1,975,564
Provision for loan losses                            30,000           1,500          90,000           4,500
                                                 ----------      ----------      ----------      ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN  LOSSES                                  694,035         655,595       2,111,524       1,971,064

NONINTEREST INCOME
     Service charges and other fees                  32,659          33,031          98,488         104,963
     Other income                                     9,837           9,990          30,822          26,309
                                                 ----------      ----------      ----------      ----------
         Total noninterest income                    42,496          43,021         129,310         131,272

NONINTEREST EXPENSE
     Salaries and employee benefits                 270,580         227,465         745,660         661,175
     Occupancy and equipment                         36,733          35,909         107,013         108,257
     State franchise taxes                           36,900          35,100         110,700         105,300
     Computer processing                             28,935          26,819          77,703          71,706
     SAIF deposit insurance premiums                  7,423           7,346          22,644         313,399
     Legal, audit and supervisory exam fees          17,400          19,908          52,876          51,746
     Director fees                                   21,625          17,925          60,625          59,985
     Other expense                                   43,831          79,228         131,179         156,000
                                                 ----------      ----------      ----------      ----------
         Total noninterest expense                  463,427         449,700       1,308,400       1,527,568
                                                 ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                          273,104         248,916         932,434         574,768
Income tax expense                                   91,300          87,000         328,800         197,800
                                                 ----------      ----------      ----------      ----------

NET INCOME                                       $  181,804      $  161,916      $  603,634      $  376,968
                                                 ==========      ==========      ==========      ==========

EARNINGS PER COMMON SHARE                        $       --      $      N/A      $       --      $      N/A
                                                 ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                      HOME LOAN FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                             EQUITY Nine months ended March 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------
                                                                              Unrealized
                                                                            Gain (Loss) on
                           Additional                         Unearned        Available
                             Paid-In          Retained          ESOP           for Sale
                             Capital          Earnings         Shares         Securities         Total
                             -------          --------         ------         ----------         -----
Balance at
  July 1, 1997             $        --      $ 9,770,984      $        --       $ (2,888)      $ 9,768,096

Net income for
  the period                        --          376,968               --         (7,258)          376,968
                           -----------      -----------      -----------       --------       -----------

Balance at
  March 31,1997            $        --      $10,147,952      $        --       $(10,146)      $10,145,064
                           ===========      ===========      ===========       ========       ===========

Balance at
  July 1, 1997             $        --      $10,366,232      $        --       $  4,032       $10,370,264

Net income for
  the period                        --          603,634               --             --           603,634

Sale of 2,248,250
  shares of no par
  common stock,
  net of conversion
  costs                     21,880,273               --               --             --        21,880,273

Shares purchased
  under employee
  stock ownership
  plan                              --               --       (1,798,600)            --        (1,798,600)

Commitment
  to release
  employee stock
  ownership
  plan shares                    4,446               --            7,420             --            11,866

Change in
  unrealized gain
  on available
  for sale securities               --               --               --          6,171             6,171
                           -----------      -----------      -----------       --------       -----------

Balance at
  March 31, 1998           $21,884,719      $10,969,866      $(1,791,180)      $ 10,203       $31,073,608
                           ===========      ===========      ===========       ========       ===========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                    HOME LOAN FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                             1998              1997
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $   603,634       $   376,968
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                         63,450            58,285
         Securities amortization and accretion                                  (394)            2,366
         Provision for loan losses                                            90,000             4,500
         FHLB stock dividends                                                (20,100)          (18,200)
         Gain on sale of securities available for sale                          (121)               --
         Compensation expense on ESOP shares                                  11,866                --
         Net change in accrued interest receivable and other assets           65,395          (103,064)
         Net change in accrued expenses and other liabilities                (92,221)          (68,612)
         Net change in deferred loan fees                                      6,495             4,332
                                                                         -----------       -----------
              Net cash from operating activities                             728,004           256,575

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from maturities                                            750,020           250,000
         Purchases                                                                --        (2,009,180)
     Securities held to maturity:
         Proceeds from maturities                                                 --         2,000,000
     Net change in loans                                                  (5,763,597)       (3,802,276)
     Purchase of FHLB term deposit                                        (2,000,000)               --
     Premises and equipment expenditures                                     (23,369)          (76,629)
                                                                         -----------       -----------
         Net cash from investing activities                               (7,036,946)       (3,638,085)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                               (1,238,736)        1,852,891
     Proceeds from issuance of common stock,
         net of conversion costs                                          21,880,273                --
     Cash provided to ESOP                                                (1,798,600)               --
                                                                         -----------       -----------
         Net cash from financing activities                               18,842,937         1,852,891
                                                                         -----------       -----------

Net change in cash and cash equivalents                                   12,533,995        (1,528,619)

Cash and cash equivalents at beginning of period                           4,681,049         5,723,439
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $17,215,044       $ 4,194,820
                                                                         ===========       ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                        $ 1,635,409       $ 1,487,718
         Income taxes                                                        402,849           230,000

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("Corporation") at March 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements and notes thereto of The Home Loan Savings Bank ("Bank") for the fiscal year ended June 30, 1997. The accounting policies of the Bank described in the notes to financial statements contained in the Bank's June 30, 1997, financial statements, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of Home Loan Financial Corporation and its wholly-owned subsidiary, The Home Loan Savings Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

The Corporation's and Bank's revenues, operating income and assets are primarily from the financial institution industry. The Bank is engaged in the business of residential mortgage lending and consumer banking with operations conducted through its main and branch offices located in Coshocton, Ohio. This community and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. The majority of the Bank's income is derived from residential and consumer lending activities and investments.

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

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation. The Corporation currently has no common stock equivalents.

Earnings per common share is computed in accordance with SFAS No. 128. As more fully discussed in Note 2, the Bank converted from the mutual to stock form of ownership with the concurrent formation of a holding company effective March 25, 1998. Accordingly, earnings per share for the periods ended March 31, 1998 was computed based on net income of the Corporation since March 25, 1998. The weighted average number of shares outstanding during the three and nine months ended March 31, 1998 was 2,068,514. Unreleased ESOP shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculation. Net income of the Corporation subsequent to March 25, 1998 was $5,684 which results in earnings per share of less than $.01. No earnings per common share is shown for the three and nine months ended March 31, 1997, as prior to March 25, 1998, the Bank was a mutual company. The financial information for the three and nine months ended March 31, 1997 reflects the Bank prior to the conversion.

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which was issued in December 1996, defers for one year the effective date of provisions related to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS 125 were effective January 1, 1997. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Corporation as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Corporation's disclosures.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises to report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments, based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 is not expected to have a significant impact on the Corporation.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On November 12, 1997, the Board of Directors of the Bank unanimously adopted a Plan of Conversion to convert from a state chartered mutual savings and loan association to a state chartered stock savings and loan association with the concurrent formation of a holding company. The conversion was consummated on March 25, 1998, by amending the Bank's Articles of Incorporation and the sale of the Holding Company's common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. Common shares of the Holding Company were offered in accordance with the Plan of Conversion. A total of 2,248,250 common shares of the Holding Company were sold at $10.00 per share and net proceeds from the sale were $21,880,273 after deducting the costs of conversion.

The Holding Company retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Holding Company as a result of the conversion.

At the time of the conversion, the Bank established a liquidation account in an amount equal to its regulatory capital as of September 30, 1997. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given favorable qualitative examination ratings by the OTS.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities are summarized as follows:

                                                     March 31, 1998
                                   -------------------------------------------------
                                                    Gross       Gross      Estimated
                                   Amortized     Unrealized   Unrealized      Fair
                                      Cost          Gains       Losses        Value
                                      ----          -----       ------        -----
AVAILABLE FOR SALE
     U.S. Government agencies      $4,248,681      $15,582       $122      $4,264,141
                                   ==========      =======       ====      ==========

                                                     June 30, 1997
                                   -------------------------------------------------
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
                                   ==========      =======      ======      ==========

The amortized cost and estimated fair values of securities, by contractual maturity, are as follows at March 31, 1998:

                                                                  Estimated
                                                    Amortized        Fair
                                                       Cost          Value
                                                       ----          -----

           Due in one year or less                  $3,499,970    $3,509,610
           Due after one year through five years       748,711       754,531
                                                    ----------    ----------

                                                    $4,248,681    $4,264,141
                                                    ==========    ==========

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the nine months ended March 31, 1998, a U.S. Treasury security classified as available for sale was sold within ninety days of its maturity. Proceeds from this transaction are reflected as a maturity in the Consolidated Statement of Cash Flows. The gain on this transaction was $121. No other securities were sold during the three or nine months ended March 31, 1998 and 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans are summarized as follows:

                                            March 31,          June 30,
                                              1998               1997
                                              ----               ----
Residential real estate loans:
     1 - 4 family                          $38,474,859       $35,155,726
     Home equity                             1,430,089           728,416
Nonresidential real estate                   4,008,065         3,297,105
Real estate construction                       355,999           553,833
Land                                           478,863           570,542
                                           -----------       -----------
         Total real estate loans            44,747,875        40,305,622
Consumer and other loans
     Home improvement                        4,306,515         3,701,588
     Automobile                              2,816,436         2,505,823
     Commercial                              1,328,652         1,645,091
     Deposit                                   375,899           219,264
     Credit card                               382,805           346,704
     Other                                   1,520,106         1,047,289
                                           -----------       -----------
         Total consumer and other           10,730,413         9,465,759
                                           -----------       -----------
Total loans                                 55,478,288        49,771,381
Less:
     Allowance for loan losses                (198,344)         (119,218)
     Loans in process                         (199,424)         (245,240)
     Net deferred loan fees and costs         (113,294)         (106,799)
                                           -----------       -----------

                                           $54,967,226       $49,300,124
                                           ===========       ===========

Activity in the allowance for loan losses is summarized as follows:

                                 Three Months                Nine Months
                                Ended March 31,             Ended March 31,
                                ---------------             ---------------
                               1998          1997         1998           1997
                               ----          ----         ----           ----
Balance at beginning
  of period                  $74,593       $120,513     $119,218       $117,513
Provision for losses          30,000          1,500       90,000          4,500
Charge-offs                   (6,808)            --      (12,350)            --
Recoveries                       559             --        1,476             --
                             -------       --------     --------       --------

Balance at end of period     $98,344       $122,013     $198,344       $122,013
                             =======       ========     ========       ========

As of and for the three and nine months ended March 31, 1998 and 1997, no loans were considered impaired within the scope of SFAS No. 114.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, more credit and interest-rate risk than the amount reported in the financial statements.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk follows:

                                                         March 31,       June 30,
                                                           1998            1997
                                                           ----            ----
Lines of credit - variable rate                         $1,831,000      $1,595,000
1-4 family residential real estate - variable rate         994,000         446,000
Commercial real estate - variable rate                          --         700,000
Credit card arrangements - fixed rate                      770,000         671,000

Fixed rate commitments had an interest rate of 13.90% at March 31, 1998 and June 30, 1997. The interest rates on variable rate commitments range from 6.75% to 7.50% at March 31, 1998 and 8.00% to 9.50% at June 30, 1997.

--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 6 - SAVINGS ASSOCIATION INSURANCE FUND RECAPITALIZATION

Included in SAIF deposit insurance premium expense in the Consolidated Statement of Income for the nine months ended March 31, 1997 is $260,917 for a special assessment resulting from legislation passed and enacted into law on September 30, 1996 to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Thrifts such as the Bank paid a one-time assessment in November 1996 of $0.657 for each $100 in deposits as of March 31, 1995. Because of the recapitalization, the Bank began paying lower deposit insurance premiums in January 1997.


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation has established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. The establishment of the ESOP and the purchase by the ESOP of the common shares of the Corporation are subject to the receipt of a favorable determination letter on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Although no assurances can be given, the Corporation expects that the ESOP will receive a favorable determination letter.

The ESOP borrowed funds from the Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly issued fully paid and nonassessable.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $11,866 for the three and nine months ended March 31, 1998. The ESOP shares as of March 31, 1998 were as follows:

Shares committed to be released for allocation                742
Unreleased shares                                         179,118
                                                       ----------
Total ESOP shares                                         179,860
                                                       ==========

Fair value of unreleased shares at March 31, 1998      $2,821,108
                                                       ==========


NOTE 8 - EMPLOYMENT AGREEMENT

The Bank has entered into an employment agreement with an officer of the Corporation and the Bank. The agreement provides for a term of three years and an annual salary and performance review by the Board of Directors, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which senior management personnel are eligible. The agreement provides for extensions for a period of one year on each annual anniversary date, subject to review and approval of the extension by disinterested members of the Board of Directors of the Bank. The employment agreement also provides for vacation and sick leave.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Home Loan Financial Corporation as of March 31, 1998 compared to June 30, 1997, and results of operations for the three and nine months ended March 31, 1998 compared with the same periods in 1997. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Bank's general market area.

FINANCIAL CONDITION

Total assets at March 31, 1998 were $79.8 million compared to $60.4 million at June 30, 1997, an increase of $19.4 million, or 32.1%. The increase in total assets was primarily the result of cash received from the conversion from a state charted mutual savings and loan to a state charted stock savings and loan with concurrent formation of a holding company. The majority of the proceeds from the conversion were temporarily invested in overnight deposits, federal funds sold and interest-bearing time deposits at other financial institutions. Subsequent to March 31, 1998, the conversion proceeds were invested in U.S. Treasury and Government agency securities with relatively short-term maturities. Management's strategy emphasized investing in securities guaranteed by the U.S. Government and its agencies as a means to mitigate credit risk. The investment strategy also includes selecting securities with varying maturities to provide a cash flow stream to fund future loan demand or operations or for reinvestment at a later date. Loan growth, which totaled $5.7 million, consisted primarily of one- to four-family residential real estate loans, which increased $3.3 million, home equity loans, which increased $702,000, and consumer and other loans, which increased $1.3 million. These increases are reflective of a stable local economy coupled with the interest rate environment during the period.

The largest change in the consumer loan portfolio between June 30, 1997 and March 31, 1998 was in home improvement loans which increased $605,000. Consumer and other loans represented 19.3% and 19.0% of gross loans at March 31, 1998 and June 30, 1997.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Total deposits decreased $1.2 million, from $49.2 million at June 30, 1997 to $48.0 million at March 31, 1998. The Corporation experienced a decrease in certificates of deposit of $3.2 million and in savings deposits of $877,000 partially offset by an increase in negotiable order of withdrawal ("NOW") accounts, money market accounts and noninterest-bearing demand deposit accounts of $2.8 million. The certificates of deposit portfolio as a percent of total deposits decreased from 59.3% at June 30, 1997 to 54.3% at March 31, 1998. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

As an additional source of liquidity, the Bank maintains a $5 million cash management arrangement with the Federal Home Loan Bank of Cincinnati. There were no advances outstanding at March 31, 1998 or June 30, 1997. Although no borrowings were outstanding at March 31, 1998, the Bank did have advances during the three and nine months ended March 31, 1998 to meet short-term liquidity needs prior to the consummation of the conversion. Additional advances may be obtained from the Federal Home Loan Bank to fund future loan growth and liquidity as needed.


RESULTS OF OPERATIONS

The general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Corporation. Interest rates on competing investments and general market rates of interest influence the Corporation's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

The Corporation's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sale of assets, other income, noninterest expense and income taxes also affect net income.

Net income was $182,000 and $604,000 for the three and nine months ended March 31, 1998, compared to $162,000 and $377,000 for the three and nine months ended March 31, 1997. The increase in net income for the three months ended March 31, 1998 was the result of an increase in net interest income partially offset by a higher provision for loan losses and higher noninterest expense. The increase in net income for the nine months ended March 31, 1998 was primarily the result of an increase in noninterest income and a special deposit insurance

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


assessment, as more fully discussed below, both partially offset by a higher provision for loan losses.

Net interest income totaled $724,000 and $2,202,000 for the three and nine months ended March 31, 1998, as compared to $657,000 and $1,976,000 for the three and nine months ended March 31, 1997, representing increases of $67,000, or 10.2%, and $226,000, or 11.4%. The change in net interest income is attributable to an increase in the interest rate spread combined with a slight increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Interest and fees on loans increased approximately $148,000 and $440,000, or 14.3% and 14.4%, from $1,035,000 and $3,059,000 for the three and nine months ended March 31, 1997 to $1,183,000 and $3,499,000 for the three and nine months ended March 31, 1998. The increase in interest income was due to higher average balance of loans.

Interest earned on securities totaled $66,000 and $208,000 for the three and nine months ended March 31, 1998, as compared to $55,000 and $189,000 for the three and nine months ended March 31, 1997. The increase was a result of higher average balances of securities combined with an increased yield earned.

Interest on interest-bearing deposits and overnight deposits decreased approximately $14,000 and $43,000 for the three and nine months ended March 31, 1998, as compared to the three and nine months ended March 31, 1997. The decline was the result of lower average balances of interest-bearing deposits and overnight funds.

Dividends on Federal Home Loan Bank (FHLB) stock increased slightly for the three and nine months ended March 31, 1998, compared to the three and nine months ended March 31, 1997, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased approximately $69,000 and $176,000 for the three and nine months ended March 31, 1998, compared to the three and nine months ended March 31, 1997. The increase in interest expense was due to an increase in the cost of funds combined with an increase in the average balances of deposits.

Interest on Federal Home Loan Bank advances totaled $10,000 and $16,000 for the three and nine months ended March 31, 1998. The Corporation borrowed funds for the first time from the Federal Home Loan Bank of Cincinnati during fiscal 1998. The borrowings were used as a source of short-term liquidity to provide funding for loan demand prior to the consummation of the conversion.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the loan

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and nine months ended March 31, 1998 totaled $30,000 and $90,000 compared to $2,000 and $5,000 for the three and nine months ended March 31, 1997, representing increases of $28,000 and $85,000. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. In spite of the low historical charge-off history, management increased the allowance for loan losses due to growth of the total loan portfolio; an increase in nonresidential real estate and consumer loans compared to the total portfolio; and, management's decision to raise the nonspecific percentage allocation for higher risk, nonresidential real estate loans. Previously, the same percentage allocation was used for nonspecific reserves on nonresidential and residential real estate loans. The allowance for loan losses totaled $198,000, or .36% of gross loans at March 31, 1998, compared with $121,000, or .24% of gross loans at June 30, 1997.

Noninterest income includes service fees and other miscellaneous income. For the three and nine months ended March 31, 1998, noninterest income totaled $42,000 and $129,000 compared to $43,000 and $131,000 for the three and nine months ended March 31, 1997. During the 1998 periods, the Corporation experienced a slight decrease in service charges and fees which was partially offset by an increase in miscellaneous operating income.

Noninterest expense remained relatively stable at $463,000 for the three months ended March 31, 1998 compared to $450,000 for same period in 1997, while decreasing $219,000 from $1,528,000 for the nine months ended March 31, 1997 to $1,308,000 for the nine months ended March 31, 1998. During the comparable three-month periods, an increase in compensation and benefits was partially offset by a decrease in other expense. The increase in compensation and benefits was the result of normal, annual merit increases, additional personnel and the establishment of the Corporation's ESOP.

The decrease in noninterest expense during the comparable nine month periods was due to a special deposit insurance assessment of $261,000 resulting from legislation passed and enacted

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


into law on September 30, 1996 to recapitalize the SAIF. The legislation called for a one-time assessment of $0.657 for each $100 in deposits held as of March 31, 1995. Because of the recapitalization of the SAIF, the disparity between Bank and thrift insurance assessments was reduced. Thrifts had been paying assessments of $.23 per $100 of deposits, which, for most thrifts, was reduced to $.064 per $100 in deposits in January 1997 and will be reduced to $.024 per $100 in deposits by no later than January 2000. The decrease in SAIF deposit insurance premiums was partially offset by an increase in salaries and employee benefits which resulted for the same reasons as previously discussed.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $91,000 and $329,000 for the three and nine months ended March 31, 1998 compared to $87,000 and $198,000 for the three and nine months ended March 31, 1997. The decrease in tax expense for the comparable nine month periods was largely due to the tax effect of $(89,000) for the special assessment discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 1998 and 1997.

                                                               Nine Months
                                                            Ended December 31,
                                                          ----------------------
                                                           1998           1997
                                                          -------       -------
                                                          (Dollars in thousands)
Net income                                                $   604       $   377
Adjustments to reconcile net income to net cash from
  operating activities                                        124          (120)
                                                          -------       -------
Net cash from operating activities                            728           257
Net cash from investing activities                         (7,037)       (3,638)
Net cash from financing activities                         18,843         1,853
                                                          -------       -------
Net change in cash and cash equivalents                    12,534        (1,528)
Cash and cash equivalents at beginning of period            4,681         5,723
                                                          -------       -------
Cash and cash equivalents at end of period                $17,215       $ 4,195
                                                          =======       =======

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing securities are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

OTS regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1998, the Bank's regulatory liquidity was 20.4%. At such date, the Corporation had commitments to originate variable rate residential real estate mortgage loans totaling $994,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about the Bank's components, risk weightings and other factors. At March 31, 1998, and June 30, 1997, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 1998 and June 30, 1997. Management is not aware of any matter subsequent to March 31, 1998 that would cause the Bank's capital category to change.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


At March 31, 1998, and June 30, 1997 the Bank's actual capital levels and minimum required levels were:

                                                                                   Minimum
                                                                               Required To Be
                                                        Minimum Required      Well Capitalized
                                                          For Capital      Under Prompt Corrective
                                      Actual           Adequacy Purposes     Action Regulations
                               Amount         Ratio    Amount       Ratio    Amount       Ratio
                               ------         -----    ------       -----    ------       -----
                                                             (Dollars in thousands)
MARCH 31, 1998

Total capital (to risk-
  weighted assets)             $20,320        49.2%    $3,303        8.0%    $4,128        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)         20,122        48.7      1,651        4.0      2,477         6.0
Tier 1 (core) capital (to
  adjusted total assets)        20,122        25.2      2,394        3.0      3,989         5.0
Tangible capital (to
  adjusted total assets)        20,122        25.2      1,197        1.5        N/A

JUNE 30, 1997

Total capital (to risk-
  weighted assets)             $10,485        30.7%    $2,736        8.0%    $3,420        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)         10,366        30.3      1,368        4.0      2,052         6.0
Tier 1 (core) capital (to
  adjusted total                10,366        17.2      1,812        3.0      3,020         5.0
Tangible capital (to
  adjusted total assets)        10,366        17.2        906        1.5        N/A

In addition to certain federal income considerations, the Office of Thrift Supervision ("OTS") regulations impose limitations on payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

OTS Regulations applicable to all savings and loan associations provide that a savings association which, immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution (including a dividend), has total capital (as defined by OTS regulations) equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded it is required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


most recent four-quarter period. A savings association failing to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Bank currently meets all capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.

At March 31, 1998, the Bank had no material commitments for capital expenditures.


YEAR 2000 ISSUE

The Corporation's operations, like those of most financial institutions, depend almost entirely on computer systems. The Corporation is addressing the potential problems associated with the possibility that the computers which control or operate the Corporation's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the Year 2000, may recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any Year 2000 related problems.

At this time, the Corporation has not identified any specific expenses which are reasonably likely to be incurred by the Corporation in connection with Year 2000 issues and the Corporation does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in the future periods. In the event that the Corporation is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Corporation's current systems, programs and equipment Year 2000 compliant, the Corporation's net income and financial condition could be adversely affected. While the Corporation is endeavoring to ensure that its computer-dependent operations are Year 2000 compliant, no assurance can be given that some Year 2000 problems will not occur.

In addition to possible expense related to its own systems, the Corporation could incur losses if Year 2000 issues adversely affect the Corporation's depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of the Corporation's significant borrowers or impairing the payroll systems of large employers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Corporation's primary market area is not significantly dependent upon one employer or industry, the Corporation does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow.

--------------------------------------------------------------------------------

                           THE HOME LOAN SAVINGS BANK
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults On Senior Securities
           -----------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           On March 24, 1998, at a special meeting, the members of the Bank approved the Plan of Conversion pursuant to which the Bank converted from a state chartered mutual savings and loan association to a state chartered stock savings and loan association (the "Conversion"). On March 25, 1998, the Corporation issued 2,248,250 common shares to persons who subscribed for shares in connection with the Conversion and the Corporation acquired all of the shares issued by the Bank in the Conversion in consideration and exchange for 50% of the net proceeds from the sale of the 2,248,250 common shares of the Corporation.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1998.

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


Date:  May 11, 1998                             /s/ Robert C. Hamilton
      ----------------------------              ---------------------------
                                                Robert C. Hamilton
                                                President


Date:  May 11, 1998                             /s/ Preston W. Bair
      ----------------------------              ---------------------------
                                                Preston W. Bair
                                                Treasurer

--------------------------------------------------------------------------------

                        HOME LOAN FINANCIAL CORPORATION
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                       PAGE NUMBER
------          -----------                                       -----------

  27            Financial Data Schedule                                27

--------------------------------------------------------------------------------