Form 10KSB40
period 1998-06-30
HOME LOAN FINANCIAL CORP
filed 1998-09-28
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ___________________

                        Commission File Number: 000-23927

                         HOME LOAN FINANCIAL CORPORATION
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

                   Ohio                                      31-1578552
     ------------------------------                     ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

    401 Main Street, Coshocton, Ohio                           43812-1580
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (740) 622-0444
                                               ---------------

           Securities registered pursuant to Section 12(b) of the Act:

        None                                               None
--------------------                              ----------------------
 (Title of Class)                                 (Name of each exchange
                                                   on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                      -------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the fiscal year ended June 30, 1998, were $5,548,085.

         Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on September 14, 1998, was $26.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of September 15, 1998, there were 2,248,250 of the Registrant's common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-KSB - Portions of 1998 Annual Report to Shareholders
   Part III of Form 10-KSB - Portions of Proxy Statement for the 1998 Annual
                            Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                           Yes             No  X
                              -----          -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Home Loan Financial Corporation (the "Company") was incorporated under Ohio law in December 1997 for the purpose of purchasing all of the capital stock of The Home Loan Savings Bank (the "Bank") issued in connection with the conversion of the Bank from mutual to stock form (the "Conversion"). On March 25, 1998, the effective date of the Conversion, the Company acquired 100 common shares of the Bank. The principal business of the Company since the effective date of the Conversion has been holding all of the issued and outstanding shares of the Bank.

         The Bank was organized as a mutual savings and loan association under Ohio law in 1882 as "The Home Building Loan and Savings Company." In 1937, the name of the Bank was changed to "The Home Loan & Savings Company," and in 1996, the Bank adopted its present name. The Bank converted to the stock form of ownership on March 25, 1998. As an Ohio savings and loan association, the Bank is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS"), the Ohio Department of Commerce, Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposits of the Bank are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

         The Bank conducts business from its main office and one full-service branch, both located in Coshocton, Ohio. The principal business of the Bank is the origination of permanent mortgage loans on one- to four-family residential real estate located in the Bank's primary market area, which consists of Coshocton County, Ohio. The Bank also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates commercial loans and various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts and motor vehicles, unsecured loans and credit cards. For liquidity and interest rate risk management purposes, the Bank invests in interest-bearing deposits in other financial institutions and U.S. Treasury securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF"), principal repayments of loans and maturities of securities.

         Interest on loans and other investments is the Bank's primary source of income. The Bank's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of the Bank, which is the difference between interest earned on loans and other investments and interest paid on deposits. Like most thrift institutions, the Bank's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

PRIMARY MARKET AREA

        The Bank's primary market area for lending and deposits is Coshocton County, Ohio. The City of Coshocton, in which the Bank's two offices are located, is the county seat of Coshocton County. Coshocton is approximately 35 miles north of Zanesville, Ohio, and approximately 75 miles east of Columbus, Ohio.

LENDING ACTIVITIES

         GENERAL. The Bank's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in the Bank's primary market area. The Bank also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts and motor vehicles, unsecured loans and credit cards, and loans for commercial business purposes.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Bank's loan portfolio at the dates indicated:


                                                             At June 30,
                                     ------------------------------------------------------------
                                               1998                             1997
                                     ---------------------------         ------------------------
                                                     Percent of                       Percent of
                                       Amount        total loans         Amount       total loans
                                       ------        -----------         ------       -----------
                                                         (Dollars in thousands)

Real estate loans:
   One- to four-family                 $39,552           67.93%          $35,156          70.64%
   Home equity                           1,528            2.62               728           1.46
   Nonresidential                        4,307            7.40             3,297           6.62
   Construction and land                 2,055            3.53             1,125           2.26
                                     ---------         -------          --------        -------

    Total real estate loans             47,442           81.48            40,306          80.98

Commercial loans                         1,429            2.46             1,645           3.31

Consumer loans:
   Home improvement                      3,993            6.86             3,701           7.44
   Automobile loans                      2,997            5.15             2,506           5.03
   Loans on deposits                       422            0.72               219           0.44
   Credit card                             411            0.71               347           0.70
   Other consumer loans                  1,528            2.62             1,047           2.10
                                         -----         -------         ---------       --------

    Total consumer loans                 9,351           16.06             7,820          15.71
                                      --------          ------         ---------        -------

Total loans                             58,222          100.00%           49,771         100.00%
                                       -------          ======                           ======

Less:
   Net deferred loan fees and costs       (121)                             (107)
   Loans in process                     (1,054)                             (245)
   Allowance for loan losses              (223)                             (119)
                                     ---------                        ----------

     Net loans                         $56,824                           $49,300
                                       =======                           =======

         LOAN MATURITY. The following table sets forth certain information as of June 30, 1998, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.


                                      Due during            Due between
                                       the year                7/1/99        Due after
                                    ending 6/30/99          and 6/30/02       6/30/02          Total
                                    --------------          -----------       -------          -----
                                                            (In thousands)

Real estate loans:
    One- to four-family                 $   31                 $  858          $38,663         $39,552
    Home equity                            294                     58            1,176           1,528
    Nonresidential                           -                     22            4,285           4,307
    Construction and land                   72                      5            1,978           2,055
Commercial loans                           364                    632              433           1,429
Consumer loans                           2,215                  4,557            2,579           9,351
                                        ------                 ------          -------         -------
    Total                               $2,976                 $6,132          $49,114         $58,222
                                        ======                 ======          =======         =======

         The next table sets forth the dollar amount of all loans due after June 30, 1999, which have fixed interest rates and have adjustable interest rates:


                                                        Due after June 30, 1999
                                                        -----------------------
                                                             (In thousands)

                  Fixed rate of interest                         $12,908
                  Adjustable rate of interest                     42,338
                                                                 -------
                                                                 $55,246
                                                                 =======


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 1998, the Bank's one- to four-family residential real estate loans totaled approximately $39.6 million, or 67.93% of total loans.

         OTS regulations and Ohio law limit the amount which the Bank may lend in relationship to the appraised value of the real estate and improvements which will secure the loan at the time of loan origination. In accordance with such regulations, the Bank makes loans on one- to four-family residences of up to 80% of the value of the real estate and improvements thereon (the "LTV") or up to 95% for borrowers who obtain private mortgage insurance.

         The Bank currently offers fixed-rate mortgage loans and ARMs for terms of up to 30 years. The interest rate adjustment periods on ARMs are typically one or three years, although most loans originated by the Bank are one-year ARMs. The maximum interest rate adjustment on most of the ARMs is 2% on any adjustment date and a total of 6% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by the Bank are indexed to the weekly average rate on one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index.

         HOME EQUITY LOANS. The Bank also makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable rates of interest. Effective January 1998, the Bank began originating home equity loans at the National City Bank prime rate with closing fees waived if the initial borrowing was $5,000 or more. Prior to January 1998, rate adjustments on home equity loans were determined by adding 1% for loans under $20,000 or .75% for loans over $20,000 to the National City Bank prime rate. At June 30, 1998, approximately $1.5 million, or 2.62%, of the Bank's portfolio consisted of home equity loans.

         NONRESIDENTIAL REAL ESTATE. The Bank originates loans for the purchase of nonresidential real estate. The Bank's nonresidential real estate loans have fixed or adjustable rates, terms of up to 15 years and LTVs of up to 75%. Rate adjustments on ARMs secured by nonresidential real estate are determined by adding 3.75% to the current U.S. Treasury Index. Rates are determined for fixed-rate loans by adding 2% to the rate at which fixed-rate residential loans are then being offered. Among the properties securing the Bank's nonresidential real estate loans are farms, an office building and a gas station, all located in the Bank's primary market area.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 1998, the Bank's largest loan secured by nonresidential real estate was approximately $578,000 and such loan was performing according to its terms.

         At June 30, 1998, approximately $4.3 million, or 7.40%, of the Bank's total loans were secured by mortgages on nonresidential real estate.

         CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate. During recent years, all of the Bank's construction loans have been to owners for construction of their personal residences. Due to a lack of residential development in the Bank's primary market area, no construction loans have been made to builders or developers. Construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 25 years. During the first six months, while the residence is being constructed, the borrower is required to pay interest only. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At June 30, 1998, the Bank had approximately $1.4 million, or 2.35% of its total loans, invested in construction loans.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because construction loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event of a default on a construction loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms up to 15 years and require an LTV of 75% or less. At June 30, 1998, approximately $0.7 million, or 1.18%, of the Bank's total loans were secured by land loans made to individuals intending to construct and occupy single-family residences on the properties.

         COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70-75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the prime rate.

         At June 30, 1998, the Bank had approximately $1.4 million, or 2.46% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by property such as trucks and equipment. The Bank intends to increase its commercial lending activity.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions.

         CONSUMER LOANS. The Bank originates various types of consumer credit loans, including home improvement loans, education loans, loans secured by savings accounts and motor vehicles, unsecured loans and credit cards. Consumer loans are made at fixed rates of interest for terms of up to ten years.

         The Bank requires a 20% down payment on loans secured by automobiles. Since June 1993, the Bank has offered Mastercard(R) cards to qualified customers. The Bank's credit cards are processed by an unaffiliated third party which receives a fee for such service.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although the Bank has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At June 30, 1998, the Bank had approximately $9.4 million, or 16.06% of its total loans, invested in consumer loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations are generally obtained from existing customers and members of the local community and from referrals from real estate brokers, lawyers, accountants, and current and former customers. The Bank also advertises in the local print media and radio.

         In underwriting real estate loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by a certified fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Bank's underwriting guidelines, which are established annually by the Board of Directors. The Bank's loan officers have authority to approve loans up to $100,000. The President of the Bank has authority to approve all loans up to $200,000. The Executive Committee of the Board of Directors may approve loans up to $500,000, and loans over $500,000 must be approved by the full Board of Directors.

         Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee. The Bank generally obtains an attorney's opinion of title and may purchase title insurance on large commercial loans.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in installments based upon periodic inspections of construction progress.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. The President of the Bank has authority to approve consumer loans of up to $200,000. The Bank's loan officers have the authority to approve secured consumer loans up to $100,000, and unsecured consumer loans up to $10,000. The Executive Committee has authority to approve consumer loans up to $500,000. Consumer loans over $500,000 must be approved by the full Board of Directors.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, the Bank does not originate loans in conformity with secondary market standards and has sold no loans in recent years. The Bank has, however, established relationships with entities which purchase loans in the secondary market and the Bank may, in the future, originate loans in conformity with the standards of the Federal Home Loan Mortgage Corporation (the "FHLMC") and may sell some of such loans. The Bank has not purchased any loans, or participation interests in any loans, in recent years.

         The following table presents the Bank's total loan origination and repayment activity for the periods indicated:


                                                           Year ended June 30,
                                                      -------------------------------
                                                        1998                   1997
                                                      --------              ---------
                                                               (In thousands)
Loans originated:
   One- to four-family                                 $11,884              $   9,417
   Home equity                                             990                    639
   Nonresidential                                        1,222                    578
   Construction and land                                 1,582                  1,026
   Commercial                                              875                  1,511
   Consumer                                              4,805                  8,146
                                                      --------              ---------
       Total loans originated                           21,358                 21,317

Loans purchased                                              -                      -
Loans sold                                                   -                      -
Principal repayments                                   (12,907)               (16,823)
(Increase) decrease in other items, net (1)               (927)                   512
                                                     ---------              ---------
Net increase                                          $  7,524               $  5,006
                                                      ========               ========

----------------------------

(1)  Consists of net deferred loan fees and costs, loans in process and allowance for loan losses.


         At June 30, 1998, the Bank had $1.1 million of outstanding commitments to originate loans, $1.7 million available to borrowers under lines of credit and $0.8 million available to customers under credit card arrangements. At June 30, 1998, the Bank had $1.1 million in undisbursed funds related to construction loans.

         LOANS TO ONE BORROWER LIMITS. OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the Bank's unimpaired capital and unimpaired surplus (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000.

         Based on such limits, the Bank was able to lend approximately $3.1 million to one borrower at June 30, 1998. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 1998, was $798,714, which consisted of eight loans, secured by a commercial property, equipment and the borrowers' residences. At June 30, 1998, such loans were performing in accordance with their terms.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. The Bank attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

         To discourage late payments, the Bank charges a late fee of 5% of the payment amount after a payment is 10 days late and the borrower is sent a delinquency notice. The Bank also utilizes personalized letters and telephone calls from Bank personnel to collect payments in a timely manner. When a loan becomes 90 days delinquent, the loan is generally referred to an attorney for foreclosure, unless the Bank has reason to believe that repayment will be made in a reasonable period of time.

         The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                            At June 30,
                                    -------------------------------------------------------------------
                                                1998                                  1997
                                    ------------------------------      -------------------------------
                                                          Percent of                            Percent of
                                                             total                                total
                                    Number      Amount       loans       Number      Amount       loans
                                    ------      ------       -----       ------      ------       -----
                                                           (Dollars in thousands)
Loans delinquent for:
   30-59 days                        14          $164       0.28%          21         $532        1.07%
   60-89 days                        16           240       0.41           11           85        0.17
   90 days or over                    9           245       0.42            7           33        0.07
                                     --          ----       ----           --         ----        ----
     Total delinquent loans          39          $649       1.11%          39         $650        1.31%
                                     ==          ====       ====           ==         ====        ====


         Nonperforming assets include nonaccruing loans, accruing loans which are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

         Loans are reviewed on a monthly basis and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. The following table sets forth information with respect to the accrual and nonaccrual status of the Bank's loans and other nonperforming assets at the dates indicated:


                                                                           At June 30,
                                                                 -----------------------------
                                                                  1998                    1997
                                                                  ----                    ----
                                                                      (Dollars in thousands)

Total nonaccrual loans                                            $  -                    $   -
Accruing loans delinquent 90 days or more                          245                       33
                                                                  ----                    -----
Total nonperforming loans                                          245                       33
Real estate owned                                                    -                        -
                                                                  ----                    -----
Total nonperforming assets                                        $245                    $  33
                                                                  ====                    =====

Allowance for loan losses                                         $223                     $119

Nonperforming assets as a percent of total assets                 0.30%                   0.05%
Nonperforming loans as a percent of gross loans(1)                0.43%                   0.07%
Allowance for loan losses as a percent of
   nonperforming loans                                           91.23%                 361.27%


(1)  Gross loans are stated at unpaid principal balances.


         Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 1998, the Bank had no real estate acquired in settlement of loans.

         The Bank classifies its assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Bank is not warranted. In addition, federal regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a different degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:


                                                At June 30,
                                          ----------------------
                                          1998              1997
                                          ----              ----
                                              (In thousands)

Classified assets:
   Substandard                              $245               $33
   Doubtful                                    -                 -
   Loss                                        -                 -
                                            ----               ---
    Total classified assets                 $245               $33
                                            ====               ===


         The Bank analyzes each classified asset on a quarterly basis to determine whether changes in its classification is appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         The Bank establishes a general allowance for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Bank establishes a specific allowance for loss in the amount of 100% of the portion of the asset classified loss or charges off the portion of any real estate loan deemed to be uncollectible.

         ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which could result in the establishment of an additional allowance based upon the judgment of the OTS.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:


                                                                      Year ended June 30,
                                                                     --------------------
                                                                      1998          1997
                                                                     -----          -----
                                                                     (Dollars in thousands)

Balance at beginning of period                                       $ 119          $ 117

Charge-offs                                                            (18)            (4)
Recoveries                                                               2           --
                                                                     -----          -----
Net (charge-offs) recoveries                                           (16)            (4)

Provision for losses on loans                                          120              6
                                                                     -----          -----

Balance at end of period                                             $ 223          $ 119
                                                                     =====          =====

Ratio of net charge-offs to average
   gross loans outstanding during the period, net of loans in
   process and deferred loan fees and costs                           0.03%          0.01%

Ratio of allowance for loan losses to loans, net of loans in          0.39%          0.24%
   process

         The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management's assessment of the risk characteristics of each of the components of the total loan portfolio and is subject to changes as and when the risk factors of each such component changes. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.


                                                          At June 30,
                               -----------------------------------------------------------------------
                                          1998                                   1997
                               ------------------------------         --------------------------------
                                           Percent of loans in                     Percent of loans in
                                              each category                           each category
                               Amount         to total loans          Amount           to total loans
                               ------         --------------          ------           --------------
                                                      (Dollars in thousands)

Real estate loans               $145               81.48%             $  67                 80.98%
Commercial loans                  14                2.46                 14                  3.31
Consumer loans                    58               16.06                 38                 15.71
Unallocated                        6                   -                  -                     -
                                ----              ------               ----                ------
      Total                     $223              100.00%              $119                100.00%
                                ====              ======               ====                ======

INVESTMENT ACTIVITIES

         GENERAL. Federal regulations and Ohio law permit the Bank to invest in various types of securities, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities, and certain other specified investments. The Board of Directors of the Bank has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. agency and federally-sponsored corporation obligations, municipal obligations, bankers' acceptances, mutual funds, federal funds and term deposits. The Bank's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety.

         As of June 30, 1998, the Bank's securities portfolio was comprised of FHLB stock and U.S. Treasury securities with an aggregate market value of $14.4 million. The Bank's securities at June 30, 1998, did not include securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the U. S.
Government.

         The following table sets forth the composition of the Bank's interest-bearing deposits and securities portfolio, including those designated as available for sale, at the dates indicated:


                                                                           At June 30,
                               -----------------------------------------------------------------------------------------------------
                                                     1998                                               1997
                               -----------------------------------------------------------------------------------------------------
                               Carrying         % of      Fair            % of    Carrying         % of       Fair           % of
                                value           total     value           total     value          total      value          total
                               -------         ------    -------         ------    -------         ------    -------         ------
                                                                       (Dollars in thousands)
Interest-bearing
deposits:

   Interest-bearing
   demand deposits             $   534           2.34%   $   534           2.34%   $   165           1.98%   $   165           1.98%

   Interest-bearing
   deposits in other
   financial institutions        2,037           8.94      2,037           8.94         39           0.47         39           0.47
   Overnight deposits            1,000           4.39      1,000           4.39      1,250          15.02      1,250          15.02
  Federal funds                  4,800          21.07      4,800          21.07      1,500          18.02      1,500          18.02
                               -------         ------    -------         ------    -------         ------    -------         ------

Total interest-bearing
  deposits                       8,371          36.74      8,371          36.74      2,954          35.49      2,954          35.49

Securities for sale:
  U.S. Treasury
   securities                    5,519          24.22      5,519          24.22      5,004          60.11      5,004          60.11
  U.S. Government
   agency securities             8,500          37.31      8,500          37.31        -              -          -              -
  FHLB stock                       393           1.73        393           1.73        366           4.40        366           4.40
                               -------         ------    -------         ------    -------         ------    -------         ------

   Total                        14,412          63.26     10,160          63.26      5,370          64.51      5,370          64.51
                               -------         ------    -------         ------    -------         ------    -------         ------
   securities

   Total                       $22,783         100.00%   $22,783         100.00%   $ 8,324         100.00%   $ 8,324         100.00%
                               =======         ======    =======         ======    =======         ======    =======         ======

         The maturities of the Bank's interest-bearing deposits and securities at June 30, 1998, excluding FHLB stock, are indicated in the following table:


                                                                         At June 30, 1998
                                     -----------------------------------------------------------------------------------------------
                                                            After one through
                                       One year or less          five years     After five years             Total
                                     -----------------   ---------------------- ---------------   ----------------------------------
                                     Carrying   Average  Carrying       Average Carrying Average  Carrying    Fair       Weighted
                                     value       yield     value         yield   value    yield    value      value    average yield
                                     -----       -----     -----         -----   -----    -----    -----      -----    -------------

                                                                    (Dollars in thousands)
Interest-bearing deposits:
  Interest-bearing demand deposits  $   534       4.26%   $   -           -%      $-       -%     $   534    $   534      4.26%
  Interest-bearing deposits
   in other financial institutions    2,037       5.64        -           -        -       -        2,037      2,037      5.64
  Overnight deposits                  1,000       5.90        -           -        -       -        1,000      1,000      5.90
  Federal funds                       4,800       6.44        -           -        -       -        4,800      4,800      6.44
                                    -------       ----    -------         ----    ---     ---     -------    -------      ----
   Total interest-bearing deposits    8,371       6.04        -           -        -       -        8,371      8,371      6.04

Securities available for sale:
  U.S. Treasury securities            5,268       5.78        251         6.27     -       -        5,519      5,519      5.80
  U.S. Government agency
   securities                         4,499       5.56      4,001         5.91     -       -        8,500      8,500      5.72
                                    -------       ----    -------         ----    ---     ---     -------    -------      ----
   Total securities                   9,767       5.68      4,252         5.93     -       -       14,019     14,019      5.75
                                    -------       ----    -------         ----    ---     ---     -------    -------      ----

   Total interest-bearing
  deposits and securities           $18,138       5.85%   $ 4,252         5.93%   $-      -%      $22,390    $22,390      5.86%
                                    =======       ====    =======         ====    ===     ===     =======    =======      ====

DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. The Bank may also borrow from the FHLB as a source of funds.

         DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, demand deposits, NOW accounts, money market accounts, and certificates of deposit. Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are monitored weekly by the Bank's President. The Bank does not use brokers to attract deposits, and the amount of deposits from outside the Bank's primary market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated:


                                                       At June 30,
                                    ---------------------------------------------------
                                            1998                          1997
                                    ----------------------        ---------------------
                                                  Percent                       Percent
                                                  of total                      of total
                                    Amount        deposits        Amount        deposits
                                    ------        --------        ------        --------

                                                   (Dollars in thousands)
Transaction accounts:
   Non-interest bearing demand
     deposit accounts              $ 3,141          6.47%        $ 1,069          2.17%
   NOW accounts(1)                   3,892          8.02           5,800         11.78
   Savings accounts(2)              11,034         22.73          11,295         22.94
   Money market accounts(3)          4,361          8.99           1,850          3.76
                                   -------       -------        --------        ------
     Total transaction accounts     22,428         46.21          20,014         40.65

Certificates of deposit:
    4.00% or less                       37          0.07              63          0.13
    4.01% -  6.00%                  20,045         41.30          22,866         46.44
    6.01% -  8.00%                   5,728         11.80           5,992         12.17
    Over 8.01%                         300          0.62             300          0.61
                                   -------       -------        --------        ------
    Total certificates of
      deposit(4)                    26,110         53.79          29,221         59.35
                                   -------       -------        --------        ------

   Total deposits                  $48,538        100.00%        $49,235        100.00%
                                   =======        ======         =======        ======

-----------------------------

(1)  The weighted average rate on NOW accounts was 2.04% and 2.02% at June 30, 1998 and
     1997, respectively.

(2)  The weighted average rate on savings accounts was 2.50% and 2.50% at June 30, 1998 and 1997, respectively.

(3)  The weighted average rate on money market accounts was 4.91% and 2.63% at June 30,
     1998 and 1997, respectively.

(4)  The weighted average rate on all certificates of deposit was 5.93% and 5.90% at June
     30, 1998 and 1997, respectively.

         The following table shows rate and maturity information for the Bank's certificates of deposit at June 30, 1998:


                                                           At June 30, 1998
                                        ------------------------------------------------------
                                                         Over
                                         Up to         1 year to         Over
     Rate                               one year        2 years        2 years         Total
     ----                               --------        -------        -------         -----
                                                            (In thousands)

4.00% or less                        $       37       $        -    $       -        $      37
4.01% to 6.00%                           13,143            5,031        1,871           20,045
6.01% to 8.00%                            2,296            3,014          418            5,728
Over 8.00%                                    -              300            -              300
                                        -------           ------       ------          -------
   Total certificates of deposit        $15,476           $8,345       $2,289          $26,110
                                        =======           ======       ======          =======


         At June 30, 1998, approximately $15.5 million of the Bank's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity. If, however, the Bank is unable to renew the maturing certificates for any reason, borrowings of up to $7.8 million are available from the FHLB of Cincinnati.

         The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1998:


                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                          $  106
         Over 3 months to 6  months                         -
         Over 6 months to 12 months                       451
         Over 12 months                                 1,100
                                                      -------

             Total                                     $1,657
                                                      =======

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

         The following table sets forth the Bank's deposit account balance activity for the periods indicated:


                                       Year ended June 30,
                                   --------------------------
                                      1998             1997
                                   -------             ------
                                     (Dollars in thousands)

Beginning balance                  $  49,235        $  44,884
Deposits(1)                          183,429          119,082
Withdrawals(1)                      (185,375)        (116,055)
                                   ---------        ---------
Net deposits before interest          47,289
   credited                                            47,911
Interest credited                      1,249            1,324
                                   ---------        ---------
Ending balance                     $  48,538        $  49,235
                                   =========        =========

  Net increase (decrease)          $    (697)       $   4,351
                                   =========        =========
  Percent increase (decrease)          (1.42)%           9.69%
                                       =====             ====

----------
(1) In 1998 includes stock subscription activity which was included in savings accounts in conjunction with the Bank's mutual to stock conversion.

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At June 30, 1998, the Bank was in compliance with the QTL test and had $1.0 million outstanding in advances from the FHLB.

COMPETITION

         The Bank faces competition for deposits and loans from other savings and loan associations and banks in the Bank's primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. The Bank does not offer all of the products and services offered by some of its competitors, particularly commercial banks.

EMPLOYEES

         At June 30, 1998, the Bank had 20 full-time equivalent employees and 2 part-time employees.

YEAR 2000 CONSIDERATIONS

         The Bank's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Bank utilizes the services of a nationally-recognized data processing service bureau which specializes in data processing for financial institutions. In addition to its basic operating activities, the Bank's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees upon computer systems.

         The Bank is aware of the potential Year 2000 related problems that may affect the computers which control or operate the Bank's operating systems, facilities and infrastructure. In 1997, the Bank began the process of identifying any Year 2000 related problems that may be experienced by its computer-operated or -dependent systems. The Bank has examined its computer hardware and software and determined that it will cost approximately $15,000 to make such systems Year 2000 compliant. The Bank has contacted the companies that supply or service the Bank's computer-operated or -dependent systems to obtain confirmation that each such system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to the Bank or disruption of the Bank's operations. If, by December 31, 1998, any of the Bank's suppliers or servicers is unable to certify Year 2000 compliance with respect to any systems the failure of which would have a material adverse effect on the Bank's operations, financial condition or results, the Bank would then have sufficient time to identify and contract with suppliers and servicers who are able to certify Year 2000 compliance. The Bank has also identified two companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant. As a contingency plan, however, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of any change in suppliers or servicers is not expected to be material to the Bank. At this time, however, the expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

         In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow.


                                   REGULATION

GENERAL

         As a savings and loan association incorporated under the laws of Ohio, the Bank is subject to regulation, examination and oversight by the OTS and the Division. Because the Bank's deposits are insured by the FDIC, the Bank also is subject to general oversight by the FDIC. The Bank must file periodic reports with the OTS, the Division and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Bank is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB of Cincinnati.

         The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, the Company is subject to regulation, examination, and oversight by the OTS and is required to submit periodic reports to the OTS. Because the Company and the Bank are corporations organized under Ohio law, they are also subject to the provisions of the Ohio Revised Code applicable to corporations generally.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and the Bank may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which the Bank may engage and would probably subject the Bank to more regulation by the FDIC. In addition, the Company might become subject to different holding company regulations, including separate capital requirements. At this time, the Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and the Bank's regulatory requirements or charter. Although such legislation may change the activities in which either the Company and the Bank may engage, it is not anticipated that the current activities of the Company or the Bank will be materially affected by those activity limits.

OHIO SAVINGS AND LOAN LAW

         The Division is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings and loan association.

         The Division also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Division may place an Ohio association in conservatorship or receivership.

         The Division conducts regular examinations of the Bank approximately once every eighteen months. Such examinations are usually conducted jointly with one or both federal regulators. The Division imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings and loan associations and all other savings and loan associations the deposits of which are insured by the FDIC. The OTS issues regulations governing the operation of savings and loan associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. The OTS also may initiate enforcement actions against savings and loan associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings and loan association.

        Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. The Bank has received a "satisfactory" examination rating under those regulations.

         REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for the Bank consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk).

         The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the Bank's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement a savings association has to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the Bank is required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. An association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component, and the Bank qualifies for such exemption. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (i) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (ii) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4%, and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (iii) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (iv) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (v) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 1998, met the standards for a well-capitalized institution.

         Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (i) an amount equal to 5% of the association's total assets at the time the association became undercapitalized or (ii) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of the Bank at June 30, 1998, was 32.12%, which exceeded the then applicable 4% liquidity requirement.

        QUALIFIED THRIFT LENDER TEST. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At June 30, 1998, the Bank met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower or group of related borrowers to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to this limit. In applying this limit, the regulations require that loans to certain related borrowers be aggregated. An exception to this limit permits loans of any type to one borrower up to $500,000.

         Based on such limits, the Bank was able to lend approximately $3.1 million to one borrower at June 30, 1998. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 1998, was $798,714, which consisted of eight loans, secured by a commercial property, equipment and the borrowers' residences. At June 30, 1998, such loans were performing in accordance with their terms.

        TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 1998.

        All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. The Company will be an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 1998.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, according to ratings of associations based on their capital level and supervisory condition. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases, and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         For purposes of the capital distribution regulations, each institution is categorized into one of three tiers. The first rating category is Tier 1, consisting of associations that, before and after the proposed capital distribution, meet their fully phased-in capital requirement. Associations in this category may make capital distributions during any calendar year equal to the greater of (i) 100% of its net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or (ii) the amount authorized for a Tier 2 association. The second category, Tier 2, consists of associations that, before and after the proposed capital distribution, meet their current minimum, but not fully phased-in, capital requirement. Associations in this category may make capital distributions up to 75% of their net income over the most recent four quarters. Tier 3 associations do not meet their current minimum capital requirement and must obtain OTS approval of any capital distribution. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or a Tier 3 association.

         The Bank will also be prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the Bank would be reduced below the amount required to be maintained for the liquidation account established in connection with the Conversion. In addition, as a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. Pursuant to OTS policy, as a condition to approval of the Conversion, the Bank was required to state that it will not undertake a tax-free return of capital for a period of one year following completion of the Conversion.

         An association which is not owned by a holding company and which has an examination rating of 1 or 2 can make a capital distribution without notice to the OTS, if it remains adequately capitalized, as described above, after the distribution is made. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized.

         HOLDING COMPANY REGULATION. The Company is a savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and subject to OTS regulations, examination, supervision, and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings and loan association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings and loan association or holding company thereof which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings and loan association for cash without being deemed to control the association. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Company is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings and loan association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings and loan association subsidiary of a holding company fails to meet the QTL, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1998, the Bank met the QTL. See "Qualified Thrift Lender Test."

         Congress is considering legislation which may limit the Company's ability to engage in these activities and the Company cannot predict if and in what form these proposals might become law. However, such limits would not impact the Company's initial activity of holding the stock of the Bank.

         If the Company were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, the Company would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings and loan association meets the QTL, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings and loan associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies; or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies, and which have been approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve an acquisition resulting in the formation of a multiple savings and loan holding company that controls savings and loan associations in more than one state only if the multiple savings and loan holding company involved controls a savings and loan association that operated a home or branch office in the state of the Bank to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings and loan associations in more than one state in the case of certain emergency thrift acquisitions.

FDIC REGULATIONS

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The Bank's deposit accounts are insured by the FDIC in the SAIF up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.23 per $100 in deposits.

        Federal legislation which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures, which had previously been paid only by SAIF members, will also be paid by BIF members. As a result, BIF assessments for healthy banks are $.013 per $100 in deposits, and SAIF assessments for healthy institutions are $.064 per $100 in deposits.

        The Bank had $39.7 million in deposits at March 31, 1995. The Bank paid a special assessment of $261,000 in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment was tax-deductible but reduced earnings for the year ended June 30, 1997.

FRB REGULATIONS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts over $49.3 million. At June 30, 1998, the Bank was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. See "Deposits and Borrowings." The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $393,000 at June 30, 1998.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.


                                    TAXATION

FEDERAL TAXATION

         The Company and the Bank are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and the Bank may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Based on the Bank's average gross receipts of $4.35 million for the three tax years ending on June 30, 1997, the Bank would qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method.

         The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that began on or after January 1, 1996, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to the Company is deemed paid out of its pre- 1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-

1988 reserves. As of June 30, 1998, the Bank's pre-1988 reserves for tax purposes totaled approximately $1,548,000. The Bank believes it had approximately $9.1 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "REGULATION - Office of Thrift Supervision -- Limitations on Capital Distributions." No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

         The tax returns of the Bank have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank.

OHIO TAXATION

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 and
(ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions are met. The Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the Bank's apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. This rate of tax is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.       DESCRIPTION OF PROPERTY

         The following table sets forth certain information at June 30, 1998, regarding the properties on which the main office and the branch office of the Bank are located:


                                           Owned or             Date          Net book
Location                                    leased            acquired           value         Deposits
--------                                    ------            --------           -----         --------
                                                                                             (In thousands)

401 Main Street                             Owned               1924             $251,244         $39,765
Coshocton, Ohio 43812-1580

590 Walnut Street                           Owned               1985             $220,555        $  8,773
Coshocton, Ohio 43812-1632

ITEM 3.       LEGAL PROCEEDINGS

              The Company and the Bank are not presently involved in any material legal proceedings. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

              The information contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1998 (the "Annual Report") under the caption "Market Price of Company Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated July 24, 1998, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

              The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not Applicable.

ITEM 13.      EXHIBITS AND REPORTS ON FROM 8-K

(A)      EXHIBITS

         3           Articles of Incorporation and Code of Regulations

         13 1998 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

         10          Employment Contract for Robert C. Hamilton

         20          Proxy Statement for 1998 Annual Meeting of Shareholders

         21          Subsidiaries of Home Loan Financial Corporation

         27          Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOME LOAN FINANCIAL CORPORATION


                                         By: /s/ Robert C. Hamilton
                                             ---------------------------------
                                             Robert C. Hamilton, President
                                             (Principal Executive Officer)

                                         Date: September 8, 1998

              In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert C. Hamilton                             /s/ Preston W. Bair
--------------------------                         -----------------------------
Robert C. Hamilton,                                Preston W. Bair,
President and Director                             Treasurer
                                                   (Principal Financial Officer)

Date: September 8, 1998                            Date: September 8, 1998



/s/ Neal J. Caldwell                               /s/ Charles H. Durmis
--------------------------                         -----------------------------
Neal J. Caldwell                                   Charles H. Durmis
Director                                           Director


Date: September 8, 1998                            Date: September 8, 1998



/s/ Robert D. Mauch                                /s/ Douglas L. Randles
--------------------------                         -----------------------------
Robert D. Mauch                                    Douglas L. Randles
Director                                           Director


Date: September 8, 1998                            Date: September 8, 1998

                                INDEX TO EXHIBITS


    EXHIBIT
     NUMBER       DESCRIPTION                                  PAGE NUMBER
     ------       -----------                                  -----------

     3.1          Articles of Incorporation of Home Loan       Incorporated by reference to the Registration Statement on
                  Financial Corporation                        Form S-1 filed by the Company on December 16, 1997 (the
                                                               "S-1") with the Securities and Exchange Commission (the
                                                               "SEC"), Exhibit 3.1.

     3.2          Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1 to
                  Incorporation of Home Loan Financial         the S-1 filed with the SEC on February 3, 1998
                  Corporation                                  ("Pre-Effective Amendment No. 1"), Exhibit 3.2.

     3.4          Code of Regulations of Home Loan Financial   Incorporated by reference to the S-1, Exhibit 3.3.
                  Corporation

     10           Employment Contract for Robert C. Hamilton

     13           Home Loan Financial Corporation 1998
                  Annual Report to Shareholders

     20           Proxy Statement for 1998 Annual Meeting of
                  Shareholders

     21           Subsidiaries of Home Loan Financial
                  Corporation

     27           Financial Data Schedule