Form 10QSB
period 1998-09-30
HOME LOAN FINANCIAL CORP
filed 1998-11-12
CIK 1050894

--------------------------------------------------------------------------------



                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

         [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

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

     Yes  X       No
         ---          ---

     As of October 31, 1998 the latest practical date, 2,188,250 of the issuer's common shares, no par value, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

     Yes          No   X
         ---          ---



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX



                                                                                            Page
                                                                                            ----


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets ..............................................     3

              Consolidated Statements of Income and Comprehensive Income................     4

              Consolidated Statements of Changes in Shareholders' Equity................     5

              Consolidated Statements of Cash Flows ....................................     6

              Notes to Consolidated Financial Statements ...............................     7


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........................    15


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings....................................................    23

         Item 2.   Changes in Securities and Use of Proceeds............................    23

         Item 3.   Defaults Upon Senior Securities......................................    23

         Item 4.   Submission of Matters to a Vote of Security Holders..................    23

         Item 5.   Other Information....................................................    24

         Item 6.   Exhibits and Reports on Form 8-K.....................................    24

SIGNATURES .............................................................................    25




----------------------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------------------


                                                               September 30,      June 30,
                                                                   1998             1998
                                                                   ----             ----
ASSETS
Cash and due from banks                                      $   1,335,997    $   1,323,331
Interest-bearing deposits in other banks                           292,989          533,817
Overnight deposits                                               2,500,000        1,000,000
Federal funds sold                                               2,500,000        4,800,000
                                                             -------------    -------------
     Total cash and cash equivalents                             6,628,986        7,657,148
Interest-bearing time deposits                                   2,037,617        2,037,137
Securities available for sale                                   12,829,410       14,018,560
Mortgage-backed securities available for sale                    1,138,937               --
Loans, net                                                      60,492,076       56,824,312
Premises and equipment, net                                        466,802          471,799
Federal Home Loan Bank stock                                       400,100          393,000
Accrued interest receivable                                        626,084          475,183
Other assets                                                        70,830           37,850
                                                             -------------    -------------

         Total assets                                        $  84,690,842    $  81,914,989
                                                             =============    =============


LIABILITIES
Deposits                                                     $  48,826,284    $  48,537,875
Federal Home Loan Bank advances                                  3,000,000        1,000,000
Accrued interest payable                                           502,812          480,365
Accrued expenses and other liabilities                             428,913          332,115
                                                             -------------    -------------
     Total liabilities                                          52,758,009       50,350,355

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
   none outstanding                                                     --               --
Common stock, no par value, 9,500,000 shares authorized,
   2,248,250 shares issued and outstanding                              --               --
Additional paid-in capital                                      21,963,422       21,948,437
Retained earnings - substantially restricted                    11,565,265       11,285,160
Unearned employee stock ownership plan shares                   (1,648,720)      (1,678,690)
Net unrealized gain on securities available for sale,
  net of tax                                                        52,866            9,727
                                                             -------------    -------------
     Total shareholders' equity                                 31,932,833       31,564,634
                                                             -------------    -------------

         Total liabilities and shareholders' equity          $  84,690,842    $  81,914,989
                                                             =============    =============



-------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


----------------------------------------------------------------------------------------------------


                                                                             Three Months Ended
                                                                               September 30,
                                                                            1998            1997
                                                                            ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                             $  1,316,504    $  1,137,188
     Securities                                                             208,445          74,490
     Dividends on Federal Home Loan Bank stock                                7,182           6,688
     Interest-bearing deposits and federal funds sold                        91,885          35,584
                                                                       ------------    ------------
         Total interest income                                            1,624,016       1,253,950

INTEREST EXPENSE
     Deposits                                                               525,138         516,919
     Federal Home Loan Bank advances                                         19,714              --
                                                                       ------------    ------------
         Total interest expense                                             544,852         516,919
                                                                       ------------    ------------

NET INTEREST INCOME                                                       1,079,164         737,031
Provision for loan losses                                                    30,000          30,000
                                                                       ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN  LOSSES                      1,049,164         707,031

NONINTEREST INCOME
     Service charges and other fees                                          38,301          33,910
     Other income                                                            12,355           9,437
                                                                       ------------    ------------
         Total noninterest income                                            50,656          43,347

NONINTEREST EXPENSE
     Salaries and employee benefits                                         273,521         234,659
     Occupancy and equipment                                                 34,985          34,452
     State franchise taxes                                                   38,100          36,900
     Computer processing                                                     30,713          23,880
     SAIF deposit insurance premiums                                          8,413           7,468
     Legal, audit and supervisory exam fees                                  22,500          18,076
     Director fees                                                           21,625          19,275
     Other expense                                                           57,845          40,398
                                                                       ------------    ------------
         Total noninterest expense                                          487,702         415,108
                                                                       ------------    ------------

INCOME BEFORE INCOME TAXES                                                  612,118         335,270
Income tax expense                                                          219,600         122,100
                                                                       ------------    ------------

NET INCOME                                                             $    392,518    $    213,170

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain on available for sale
       securities arising during the period                                  43,139           8,787
     Reclassification for realized amount                                        --             (80)
                                                                       ------------    ------------

COMPREHENSIVE INCOME                                                   $    435,657    $    221,877
                                                                       ============    ============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                                                         $        .19    $        N/A
                                                                       ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                       2,081,880             N/A
                                                                       ============    ============


----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three months ended September 30, 1998 and 1997

-----------------------------------------------------------------------------------------------------------

                                                                               Unrealized
                                                                                 Gain on
                              Additional                      Unearned         Securities
                                Paid-In       Retained          ESOP            Available
                                Capital       Earnings         Shares            for Sale          Total
                                -------       --------         ------            --------          -----
Balance at
  July 1, 1997               $         --    $ 10,366,232    $          --     $      4,032    $ 10,370,264

Net income for
  the period                           --         213,170               --               --         213,170

Change in fair value
  of securities available
  for sale                             --              --               --            8,707           8,707
                             ------------    ------------     ------------     ------------    ------------

Balance at
  September 30, 1997         $         --    $ 10,579,402    $          --     $     12,739    $ 10,592,141
                             ============    ============     ============     ============    ============

Balance at
  July 1, 1998               $ 21,948,437    $ 11,285,160     $ (1,678,690)    $      9,727    $ 31,564,634

Net income for
  the period                           --         392,518               --               --         392,518

Cash dividend - $.05
  per share                            --        (112,413)              --               --        (112,413)

Commitment
  to release
  employee stock
  ownership
  plan shares                      14,985              --           29,970               --          44,955

Change in fair value
  of securities available
  for sale                             --              --               --           43,139          43,139
                             ------------    ------------     ------------     ------------    ------------

Balance at
  September 30, 1998         $ 21,963,422    $ 11,565,265     $ (1,648,720)    $     52,866    $ 31,932,833
                             ============    ============     ============     ============    ============




-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


------------------------------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                              1998              1997
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $     392,518     $     213,170
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                         19,500            21,150
         Securities amortization and accretion                                 4,819              (403)
         Provision for loan losses                                            30,000            30,000
         FHLB stock dividends                                                 (7,100)           (6,600)
         Deferred taxes                                                           --            61,531
         Compensation expense on ESOP shares                                  44,955                --
         Net change in accrued interest receivable and other assets         (183,881)           86,823
         Net change in accrued expenses and other liabilities                 97,022           257,775
         Net change in deferred loan fees                                      7,608             5,201
                                                                       -------------     -------------
              Net cash from operating activities                             405,441           545,585

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from maturities                                          1,250,000           500,000
     Mortgage-backed securities available for sale:
         Purchases                                                        (1,170,340)               --
         Proceeds from maturities and principal paydowns                      31,096                --
     Net change in interest-bearing time deposits                               (480)               --
     Net change in loans                                                  (3,705,372)       (2,508,397)
     Premises and equipment expenditures                                     (14,503)           (6,308)
                                                                       -------------     -------------
         Net cash from investing activities                               (3,609,599)       (2,014,705)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                  288,409        (1,027,827)
     Proceeds from long-term FHLB advances                                 2,000,000                --
     Cash dividends paid                                                    (112,413)               --
                                                                       -------------     -------------
         Net cash from financing activities                                2,175,996        (1,027,827)
                                                                       -------------     -------------

Net change in cash and cash equivalents                                   (1,028,162)       (2,496,947)

Cash and cash equivalents at beginning of period                           7,657,148         4,681,049
                                                                       -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   6,628,986     $   2,184,102
                                                                       =============     =============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                      $     522,405     $     441,425
         Income taxes                                                        280,600            52,849

------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("Corporation") at September 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1998. The accounting policies of the Corporation described in the notes to the consolidated financial statements contained in the Corporation's June 30, 1998, consolidated financial statements, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of Home Loan Financial Corporation and its wholly-owned subsidiary, The Home Loan Savings Bank ("Bank"). All significant intercompany transactions and balances have been eliminated.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the sum of current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share further assumes the issuance of any potentially dilutive common shares. The Corporation currently has no potentially dilutive common stock equivalents. As more fully discussed in Note 2, the Bank converted from the mutual to stock form of ownership with the concurrent formation of a holding company effective March 25, 1998. Accordingly, earnings per share for the three months ended September 30, 1997 is not applicable. The weighted average number of shares outstanding for basic earnings per share during the three months ended September 30, 1998 is the total weighted average shares outstanding of 2,248,250 less the average unallocated ESOP shares of 166,370, or 2,081,880 shares. Unreleased ESOP shares are not considered to be outstanding shares for determining the weighted average number of shares used in the earnings per common share calculation.

Home Loan Financial Corporation adopted on July 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. SFAS No. 131 also requires selected information to be reported in interim financial statements. SFAS No. 131 is effective for


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements for periods beginning after December 15, 1997. SFAS No. 131 did not have a significant impact on the Corporation.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. SFAS No. 132 will be effective in fiscal 1999 and is not expected to have a significant impact on the Corporation's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND
  LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A
  HOLDING COMPANY

On November 12, 1997, the Board of Directors of the Bank unanimously adopted a Plan of Conversion to convert from a state-chartered mutual savings and loan association to a state-chartered stock savings and loan association with the concurrent formation of a holding company. The conversion was consummated on March 25, 1998, by amending the Bank's Articles of Incorporation and the sale of the Corporation's common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. Common shares of the Corporation were offered in accordance with the Plan of Conversion. A total of 2,248,250 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $21,880,273 after deducting the costs of conversion.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS AND
  LOAN ASSOCIATION WITH THE CONCURRENT FORMATION OF A
  HOLDING COMPANY (Continued)

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds was invested in the capital stock issued by the Bank to the Corporation in connection with the Conversion.

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













--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities at September 30, 1998 and June 30, 1998 are summarized as follows:

                                                                           September 30, 1998
                                                    ---------------------------------------------------------------
                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury notes                            $    4,250,380     $   21,729    $        --    $     4,272,109
     U.S. Government agencies                            8,498,930         58,599           (228)         8,557,301
                                                    --------------     ----------    -----------    ---------------
                                                    $   12,749,310     $   80,328    $      (228)   $    12,829,410
                                                    ==============     ==========    ===========    ===============
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE
     U.S. Government agencies                       $    1,138,937     $       --    $        --    $     1,138,937
                                                    ==============     ==========    ===========    ===============

                                                                              June 30, 1998
                                                    ---------------------------------------------------------------
                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury notes                            $    5,504,113     $   15,154    $      (907)   $     5,518,360
     U.S. Government agencies                            8,499,709          2,024         (1,533)         8,500,200
                                                    --------------     ----------    -----------    ---------------
                                                    $   14,003,822     $   17,178    $    (2,440)   $    14,018,560
                                                    ==============     ==========    ===========    ===============

The amortized cost and estimated fair values of securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Estimated
                                                            Amortized            Fair
                                                              Cost               Value
                                                              ----               -----

           Due in one year or less                       $    8,501,014    $     8,529,394
           Due after one year through five years              4,248,296          4,300,016
                                                         --------------    ---------------
                                                             12,749,310         12,829,410
           Mortgage-backed securities                         1,138,937          1,138,937
                                                         --------------    ---------------
                                                         $   13,888,247    $    13,968,347
                                                         ==============    ===============

During the three months ended September 30, 1997, a U.S. Treasury security classified as available for sale was sold within ninety days of its maturity. Proceeds from this transaction are reflected as a maturity in the Consolidated Statement of Cash Flows. The gain on this transaction was $121. No other securities were sold during the three months ended September 30, 1998 and 1997.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - LOANS

Loans at September 30, 1998 and June 30, 1998 are summarized as follows:

                                                    September 30,       June 30,
                                                        1998              1998
                                                        ----              ----
           Residential real estate loans:
                1 - 4 family                        $ 41,281,187     $ 39,551,521
                Home equity                            1,656,060        1,527,535
           Nonresidential real estate                  4,640,487        4,307,546
           Real estate construction                    2,148,656        1,368,801
           Land                                          702,683          686,453
                                                    ------------     ------------
                    Total real estate loans           50,429,073       47,441,856
           Commercial loans                            1,915,339        1,429,324
           Consumer loans:
                Home improvement                       4,033,893        3,993,214
                Automobile                             3,102,785        2,997,589
                Deposit                                  378,036          421,710
                Credit card                              413,742          410,624
                Other                                  1,639,666        1,527,817
                                                    ------------     ------------
                    Total consumer loans               9,568,122        9,350,954
                                                    ------------     ------------
           Total loans                                61,912,534       58,222,134
           Less:
                Allowance for loan losses               (253,606)        (223,237)
                Loans in process                      (1,038,405)      (1,053,746)
                Net deferred loan fees and costs        (128,447)        (120,839)
                                                    ------------     ------------

                                                    $ 60,492,076     $ 56,824,312
                                                    ============     ============

Activity in the allowance for loan losses is summarized as follows:

                                                                   Three Months
                                                               Ended September 30,
                                                               -------------------
                                                               1998           1997
                                                               ----           ----
        Beginning balance                                   $  223,237    $  119,218
        Provision for losses                                    30,000        30,000
        Loans charged off                                           --        (1,441)
        Recoveries of previous charge-offs                         369           445
                                                            ----------    ----------

        Ending balance                                      $  253,606    $  148,222
                                                            ==========    ==========

As of September 30, 1998 and June 30, 1998 and for the three months ended September 30, 1998 and 1997, impaired loans were immaterial. No loans were on nonaccrual status at September 30, 1998 and June 30, 1998.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk more than the amounts reported in the financial statements.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 1998 and June 30, 1998 follows:

                                                               September 30,   June 30,
                                                                   1998          1998
                                                                   ----          ----

     Lines of credit-variable rate                             $1,669,000    $1,728,000
     1-4 family residential real estate-variable rate             816,000       782,000
     1-4 family residential real estate-fixed rate                191,000       134,000
     Commercial real estate-variable rate                              --       225,000
     Credit card arrangements-fixed rate                          810,000       771,000

The interest rate on fixed-rate commitments ranged from 6.50% to 13.90% at September 30, 1998 and 7.13% to 13.90% at June 30, 1998. The interest rates on variable rate commitments ranged from 6.00% to 7.00% at September 30, 1998 and 6.75% to 7.00% at June 30, 1998.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation and the Bank. The establishment of the ESOP and the purchase by the ESOP of the common shares of the Corporation are subject to the receipt of a favorable determination letter on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Although no assurances can be given, the Corporation expects that the ESOP will receive a favorable determination letter.

The ESOP borrowed funds from the Corporation with which to acquire common shares of the Corporation. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and the shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings while dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $44,955 for the three months ended September 30, 1998. The ESOP shares at September 30, 1998 and June 30, 1998 were as follows:

                                                                     September 30,   June 30,
                                                                         1998         1998
                                                                         ----         ----

         Allocated shares                                                11,157            --
         Shares committed to be released for allocation                   3,832        11,991
         Unreleased shares                                              164,871       167,869
                                                                     ----------    ----------
         Total ESOP shares                                              179,860       179,860
                                                                     ==========    ==========

         Fair value of unreleased shares                             $2,143,323    $2,476,068
                                                                     ==========    ==========






--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Home Loan Financial Corporation as of September 30, 1998 compared to June 30, 1998, and results of operations for the three months ended September 30, 1998 compared with the same period in 1997. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


FORWARD LOOKING STATEMENTS

When used in this discussion or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Corporation is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.







--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------


FINANCIAL CONDITION

Total assets at September 30, 1998 were $84.7 million compared to $81.9 million at June 30, 1998, an increase of $2.8 million, or 3.4%. The increase in total assets was primarily in loans. Loan growth, which totaled $3.7 million, consisted primarily of one- to four-family residential real estate loans, which increased $1.7 million, and commercial loans, which increased $0.5 million. Consumer loans represented 15.5% and 16.1%of gross loans at September 30, 1998 and June 30, 1998. These increases reflect a stable local economy coupled with the interest rate environment during the period.

Total deposits increased $0.3 million, from $48.5 million at June 30, 1998 to $48.8 million at September 30, 1998. The Corporation experienced an increase in negotiable order of withdrawal ("NOW") accounts, money market accounts and noninterest-bearing demand deposit accounts of $0.5 million partially offset by a decrease in savings deposits of $0.2 million. The certificates of deposit portfolio as a percent of total deposits remained almost unchanged from June 30, 1998 to September 30, 1998. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

As an additional source of liquidity, the Bank maintains a $5 million cash management line of credit with the Federal Home Loan Bank of Cincinnati. There were no borrowings outstanding on this line of credit at September 30, 1998 or June 30, 1998. The Bank had a $1.0 million fixed-rate borrowing, with an interest rate of 5.66%, at June 30, 1998, and an additional $2.0 million fixed-rate borrowing, with an interest rate of 5.18%, resulting in total borrowings of $3.0 million at September 30, 1998. The interest rates on these borrowing are fixed for five years, then convertible to variable rates at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The original terms of these borrowings are 120 months with interest due monthly and principal due upon maturity in 2008. In the recent past, the Corporation had not aggressively marketed or priced fixed-rate mortgages due to the interest rate risk exposure. However, to better utilize the excess capital of the Corporation, management intends to be more competitive with this product. As a result, the Corporation borrowed funds from the FHLB to mitigate the interest rate exposure of originating fixed-rate loans.


RESULTS OF OPERATIONS

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

Net income was $392,518 for the three months ended September 30, 1998, compared to $213,170 for the three months ended September 30, 1997. The increase in net income for the three months ended September 30, 1998 was the result of an increase in net interest income partially offset by an increase in noninterest expense.

Net interest income totaled $1,079,164 for the three months ended September 30, 1998, as compared to $737,031 for the three months ended September 30, 1997, representing an increase of $342,133, or 46.4%. The change in net interest income is attributable to a large increase in the ratio of average interest-earning assets to average interest-bearing liabilities for the comparable periods due to the funds from the conversion partially offset by a decrease in the interest rate spread.

Interest and fees on loans increased $179,316, or 15.8%, from $1,137,188 for the three months ended September 30, 1997 to $1,316,504 for the three months ended September 30, 1998. The increase was due to higher average balance of loans.

Interest earned on securities totaled $208,445 for the three months ended September 30, 1998, as compared to $74,490 for the three months ended September 30, 1997. The increase was a result of higher average balances of securities partially offset by a decrease in the yield earned.

Interest on interest-bearing deposits and overnight deposits increased $56,301 from $35,584 for the three months ended September 30, 1997 to $91,885 for the three months ended September 30, 1998. This increase was the result of higher average balances of interest-bearing deposits and overnight funds.

Dividends on Federal Home Loan Bank (FHLB) stock increased slightly for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased $8,219 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The increase in interest expense was due to an increase in the cost of funds partially offset by a slight decrease in the average balances of deposits. The increase in the cost of funds was primarily due to management increasing the rate paid on money market accounts to be more competitive and grow this product.



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------


Interest on Federal Home Loan Bank advances totaled $19,714 for the three months ended September 30, 1998. The Corporation had no borrowings for the three months ended September 30, 1997. The borrowings in 1998 were used to provide funding for fixed-rate loan demand.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses totaled $30,000 for the three months ended September 30, 1998 and 1997. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $253,606, or 0.42% of total loans, net of loans in process and net deferred loan fees and costs at September 30, 1998, compared with $223,237, or 0.39%, at June 30, 1998. The allowance as a percentage of loans increase was primarily due to growth in the commercial loan portfolio.

Noninterest income includes service fees and other miscellaneous income. For the three months ended September 30, 1998 noninterest income totaled $50,656 compared to $43,347 for the three months ended September 30, 1997. During the 1998 period, the Corporation experienced increases in service charges and fees and miscellaneous operating income.

Noninterest expense totaled $487,702 for the three months ended September 30, 1998 compared to $415,108 for same period in 1997. This increase was due primarily to increases in compensation and benefits, computer processing and other expense. The increase in compensation and benefits was the result of normal, annual merit increases and the establishment of the Corporation's ESOP.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $219,600 for the three months ended September 30, 1998 compared to $122,100 for the three months ended September 30, 1997.





--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 1998 and 1997.

                                                                              Three Months
                                                                           Ended September 30,
                                                                      -------------------------------
                                                                          1998            1997
                                                                      ------------     ------------
                                                                         (Dollars in thousands)

Net income                                                            $        393     $        213
Adjustments to reconcile net income to net cash from
  operating activities                                                          13              333
                                                                      ------------     ------------
Net cash from operating activities                                             406              546
Net cash from investing activities                                          (3,610)          (2,015)
Net cash from financing activities                                           2,176           (1,028)
                                                                      ------------     ------------
Net change in cash and cash equivalents                                     (1,028)          (2,497)
Cash and cash equivalents at beginning of period                             7,657            4,681
                                                                      ------------     ------------
Cash and cash equivalents at end of period                            $      6,629     $      2,184
                                                                      ============     ============


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

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1998, the Bank's regulatory liquidity was 28.05%. At such date, the Corporation had commitments to originate variable rate residential real estate mortgage loans totaling $816,000 and fixed rate residential real estate mortgage loans totaling $191,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------


The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective action regulations require to be considered adequately capitalized. At September 30, 1998, and June 30, 1998, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 1998 and June 30, 1998. Management is not aware of any matter subsequent to September 30, 1998 that would cause the Bank's capital category to change.

At September 30, 1998, and June 30, 1998 the Bank's actual capital levels and minimum required levels were:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
SEPTEMBER 30, 1998

Total capital (to risk-
  weighted assets)             $  21,137     49.4%            $ 3,423      8.0%         $    4,279      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,883     48.9               1,712      4.0               2,567       6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,883     24.7               3,385      4.0               4,231       5.0
Tangible capital (to
  adjusted total assets)          20,883     24.7               1,269      1.5                 N/A

JUNE 30, 1998

Total capital (to risk-
  weighted assets)             $  20,749     51.3%           $  3,238      8.0%         $    4,407      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,526     50.7               1,619      4.0               2,428       6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,526     25.1               3,278      4.0               4,098       5.0
Tangible capital (to
  adjusted total assets)          20,526     25.1               1,299      1.5                 N/A


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------


In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the Liquidation Account, or below applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings and loan associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations that meet the capital requirements but have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Bank currently meets all of its capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.

In October 1998, the Bank agreed to acquire real estate in West Lafayette, Ohio and announced plans to construct a new, full-service branch banking office. The total projected cost of the branch banking office is expect to be $782,000. As of September 30, 1998 the Bank has not paid any costs related to this office.

In October 1998, the Board of Directors of the Corporation authorized the purchase of 4% of the Corporation's outstanding common shares for the Home Loan Financial Corporation's Recognition and Retention Plan which was approved by shareholders at the Corporation's October 12, 1998 Annual Meeting. Additionally in October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. As of October 31, 1998, 60,000 shares have been purchased for the Recognition and Retention Plan. No shares have purchased under the 5% repurchase.


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

The Bank is aware of the potential Year 2000 related problems that may affect the computers which control or operate the Bank's operating systems, facilities and infrastructure. In 1997, the Bank began the process of identifying any Year 2000 related problems that may be experienced by its computer-operated or -dependent systems. The Bank has contacted the companies that supply or service the Bank's computer-operated or -dependent systems to obtain confirmation that each such system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to the Bank or disruption of the Bank's operations. If, by December 31, 1998, any of the Bank's suppliers or servicers is unable to certify Year 2000 compliance with respect to any systems the failure of which would have a material adverse effect on the Bank's operations, financial condition or results, the Bank would then have sufficient time to identify and contract with suppliers and servicers who are able to certify Year 2000 compliance. The Bank has also identified two companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant. As a contingency plan, however, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of such a change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined that it will cost approximately $15,000 to make such systems Year 2000 compliant. At this time, however, any additional expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

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


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           On October 12, 1998, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 1999:


                                                      FOR            WITHHELD
                                                      ---            --------
           Neal J. Caldwell                         1,991,590        24,068
           Charles H. Durmis                        1,998,115        17,543
           Robert C. Hamilton                       1,998,490        17,168
           Robert D. Mauch                          1,998,065        17,593
           Douglas L. Randles                       1,998,065        17,593

           These other matters submitted to the Shareholders, for which the following votes were cast:

          1. The approval of the Home Loan Financial Corporation 1998 Stock Option and Incentive Plan.

                             FOR               AGAINST            ABSTAIN           NON-VOTE
                             ---               -------            -------           --------
                          1,560,124             72,281             10,979            372,274

           2. The approval of the Home Loan Financial Corporation Recognition and Retention Plan and Trust Agreement.

                             FOR               AGAINST            ABSTAIN           NON-VOTE
                             ---               -------            -------           --------
                          1,543,634             93,406             11,279            367,339

           3. The ratification of the selection of Crowe, Chizek and Company LLP as the auditors of Home Loan Financial Corporation for the current fiscal year.

                             FOR               AGAINST            ABSTAIN
                             ---               -------            -------
                          1,990,006             14,947             10,705


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1998.


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 11, 1998                   /s/ Robert C. Hamilton
       ---------------------------         ----------------------
                                           Robert C. Hamilton
                                           President and Chief Executive Officer





Date:  November 11, 1998                   /s/ Preston W. Bair
       ---------------------------         -------------------
                                           Preston W. Bair
                                           Secretary, Treasurer and Chief
                                           Financial Officer



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------


EXHIBIT
NUMBER      DESCRIPTION                               PAGE NUMBER
--------    -----------                               -----------


  27        Financial Data Schedule                       27










--------------------------------------------------------------------------------