Form 10QSB
period 1998-12-31
HOME LOAN FINANCIAL CORP
filed 1999-02-12
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

    [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number  000-23927
                        ---------

                         HOME LOAN FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                        31-1578552
-------------------------------                        -------------------
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                       Identification No.)

                     401 Main Street, Coshocton, Ohio 43812
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (740) 622-0444
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
        -----          -----

As of January 31, 1999 the latest practical date, 2,130,250 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No     X
        -----          -----



--------------------------------------------------------------------------------

                                      INDEX



                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows ..................................................      6

              Notes to Consolidated Financial Statements .............................................      7


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......................................     16


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     24

         Item 2.   Changes in Securities and Use of Proceeds..........................................     24

         Item 3.   Defaults Upon Senior Securities....................................................     24

         Item 4.   Submission of Matters to a Vote of Security Holders................................     24

         Item 5.   Other Information..................................................................     24

         Item 6.   Exhibits and Reports on Form 8-K...................................................     24

SIGNATURES ...........................................................................................     25


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              December 31,      June 30,
                                                                 1998             1998
                                                                 ----             ----
ASSETS
Cash and due from banks ...................................   $  2,614,583    $  1,323,331
Interest-bearing deposits in other banks ..................        168,324         533,817
Overnight deposits ........................................        750,000       1,000,000
Federal funds sold ........................................      2,700,000       4,800,000
                                                              ------------    ------------
    Total cash and cash equivalents .......................      6,232,907       7,657,148
Interest-bearing time deposits ............................      2,038,097       2,037,137
Securities available for sale .............................     10,540,348      14,018,560
Mortgage-backed securities available for sale .............      1,061,284              --
Loans, net ................................................     65,124,559      56,824,312
Premises and equipment, net ...............................        461,011         471,799
Federal Home Loan Bank stock ..............................        407,100         393,000
Accrued interest receivable ...............................        483,774         475,183
Other assets ..............................................        100,346          37,850
                                                              ------------    ------------

    Total assets ..........................................   $ 86,449,426    $ 81,914,989
                                                              ============    ============

LIABILITIES
Deposits ..................................................   $ 51,877,357    $ 48,537,875
Federal Home Loan Bank advances ...........................      3,000,000       1,000,000
Accrued interest payable ..................................        519,308         480,365
Accrued expenses and other liabilities ....................        282,694         332,115
                                                              ------------    ------------
    Total liabilities .....................................     55,679,359      50,350,355

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
   none outstanding .......................................             --              --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued .................................             --              --
Additional paid-in capital ................................     21,973,912      21,948,437
Retained earnings - substantially restricted ..............     11,825,459      11,285,160
Treasury stock, at cost, 23,070 shares at December 31, 1998       (329,181)             --
Unearned employee stock ownership plan shares .............     (1,618,750)     (1,678,690)
Unearned recognition and retention plan shares ............     (1,118,469)             --
Net unrealized gain on securities available for sale,
  net of tax ..............................................         37,096           9,727
                                                              ------------    ------------
    Total shareholders' equity ............................     30,770,067      31,564,634
                                                              ------------    ------------

    Total liabilities and shareholders' equity ............   $ 86,449,426    $ 81,914,989
                                                              ============    ============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.
                                                                              3.

                         HOME LOAN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                        Three Months Ended            Six Months Ended
                                                           December 31,                 December 31,
                                                           ------------                 ------------
                                                       1998            1997          1998          1997
                                                       ----            ----          ----          ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                           $ 1,374,021    $ 1,179,244   $ 2,690,525   $ 2,316,432
    Securities                                          178,744         68,016       387,189       142,506
    Dividends on FHLB stock                               7,059          6,809        14,241        13,497
    Interest-bearing deposits and federal
      funds sold                                         97,595         15,533       189,480        51,117
                                                    -----------    -----------   -----------   -----------
     Total interest income                            1,657,419      1,269,602     3,281,435     2,523,552
INTEREST EXPENSE
    Deposits                                            534,862        522,563     1,060,001     1,039,482
    FHLB advances                                        40,318          6,581        60,032         6,581
                                                    -----------    -----------   -----------   -----------
     Total interest expense                             575,180        529,144     1,120,033     1,046,063
                                                    -----------    -----------   -----------   -----------

NET INTEREST INCOME                                   1,082,239        740,458     2,161,402     1,477,489
Provision for loan losses                                30,000         30,000        60,000        60,000
                                                    -----------    -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN  LOSSES                                        1,052,239        710,458     2,101,402     1,417,489

NONINTEREST INCOME
    Service charges and other fees                       33,386         31,919        71,687        65,829
    Other income                                         14,566         11,548        26,922        20,985
                                                    -----------    -----------   -----------   -----------
     Total noninterest income                            47,952         43,467        98,609        86,814

NONINTEREST EXPENSE
    Salaries and employee benefits                      317,736        240,421       591,257       475,080
    Occupancy and equipment                              36,567         35,828        71,552        70,280
    State franchise taxes                                38,100         36,900        76,200        73,800
    Computer processing                                  34,738         24,888        65,451        48,768
    SAIF deposit insurance premiums                       8,412          7,753        16,825        15,221
    Legal, audit and supervisory exam fees               22,500         17,400        45,000        35,476
    Director fees                                        20,800         19,725        42,425        39,000
    Other expense                                        65,803         46,950       123,648        87,348
                                                    -----------    -----------   -----------   -----------
     Total noninterest expense                          544,656        429,865     1,032,358       844,973
                                                    -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                              555,535        324,060     1,167,653       659,330
Income tax expense                                      199,800        115,400       419,400       237,500
                                                    -----------    -----------   -----------   -----------

NET INCOME                                              355,735        208,660       748,253       421,830
Other comprehensive income, net of tax                  (15,770)         1,258        27,369         9,965
                                                    -----------    -----------   -----------   -----------

COMPREHENSIVE INCOME                                $   339,965    $   209,918   $   775,622   $   431,795
                                                    ===========    ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE                     $       .18            N/A   $       .36   $       N/A
                                                    ===========    ===========   ===========   ===========

DILUTED EARNINGS PER COMMON SHARE                   $       .17            N/A   $       .36   $       N/A
                                                    ===========    ===========   ===========   ===========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.
                                                                              4.

                        HOME LOAN FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Six Months Ended December 31, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------



                                         Additional                      Unearned        Unearned
                                          Paid-In        Retained          ESOP             RRP         Treasury
                                          Capital        Earnings         Shares          Shares         Shares
                                          -------        --------         ------          ------         ------
Balance at July 1, 1997 ............   $         --    $ 10,366,232    $         --    $         --    $       --

Net income for the period ..........             --         421,830              --              --            --

Change in fair value of securities
  available for sale ...............             --              --              --              --            --
                                       ------------    ------------    ------------    ------------    ----------

Balance at December 31, 1997 .......   $         --    $ 10,788,062    $         --    $         --            --
                                       ============    ============    ============    ============    ==========

Balance at July 1, 1998 ............   $ 21,948,437    $ 11,285,160    $ (1,678,690)   $         --    $       --

Net income for the period ..........             --         748,253              --              --            --

Cash dividend - $.10 per share .....             --        (207,954)             --              --            --

Commitment to release 5,994
  ESOP shares ......................         25,475              --          59,940              --            --

Purchase of 89,930 shares for
  recognition and retention plan ...             --              --              --      (1,157,069)           --

Compensation expense with respect to
  recognition and retention plan ...             --              --              --          38,600            --

Purchase of 23,070 treasury shares .             --              --              --              --      (329,181)

Change in fair value of securities
  available for sale ...............             --              --              --              --            --
                                       ------------    ------------    ------------    ------------    ----------

Balance at December 31, 1998 .......   $ 21,973,912    $ 11,825,459    $ (1,618,750)   $ (1,118,469)   $ (329,181)
                                       ============    ============    ============    ============    ==========


                                    Unrealized
                                     Gain on
                                    Securities
                                    Available
                                     for Sale       Total
                                     --------       -----
Balance at July 1, 1997 ............ $   4,032   $ 10,370,264

Net income for the period ..........        --        421,830

Change in fair value of securities
  available for sale ...............     9,965          9,965
                                     ---------   ------------

Balance at December 31, 1997 ....... $  13,997   $ 10,802,059
                                     =========   ============

Balance at July 1, 1998 ............ $   9,727   $ 31,564,634

Net income for the period ..........        --        748,253

Cash dividend - $.10 per share .....        --       (207,954)

Commitment to release 5,994
  ESOP shares ......................        --         85,415

Purchase of 89,930 shares for
  recognition and retention plan ...        --     (1,157,069)

Compensation expense with respect to
  recognition and retention plan ...        --         38,600

Purchase of 23,070 treasury shares .        --       (329,181)

Change in fair value of securities
  available for sale ...............    27,369         27,369
                                     ---------   ------------

Balance at December 31, 1998 ....... $  37,096   $ 30,770,067
                                     =========   ============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.
                                                                              5.

                         HOME LOAN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                         ------------
                                                                                    1998              1997
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..............................................................   $   748,253    $   421,830
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation .........................................................        39,000         42,300
       Securities amortization and accretion ................................         6,847           (505)
       Provision for loan losses ............................................        60,000         60,000
       FHLB stock dividends .................................................       (14,100)       (13,400)
       Gain on sale of securities available for sale ........................            --           (121)
       Compensation expense for ESOP shares .................................        85,415             --
       Compensation expense for RRP shares ..................................        38,600             --
       Net change in accrued interest receivable and other assets ...........       (71,087)       (47,691)
       Net change in accrued expenses and other liabilities .................       (24,577)       140,010
       Net change in deferred loan fees .....................................        18,950          4,389
                                                                                -----------    -----------
          Net cash from operating activities ................................       887,301        606,812

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale:
    Purchases ...............................................................      (748,906)            --
    Proceeds from maturities ................................................     4,250,000        500,020
    Mortgage-backed securities available for sale:
       Purchases ............................................................    (1,170,340)            --
       Proceeds from maturities and principal paydowns ......................       120,795             --
    Net change in interest-bearing time deposits ............................          (960)            --
    Net change in loans .....................................................    (8,379,197)    (3,683,736)
    Premises and equipment expenditures .....................................       (28,212)        (9,099)
                                                                                -----------    -----------
       Net cash from investing activities ...................................    (5,956,820)    (3,192,815)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits ..................................................     3,339,482       (648,879)
    Proceeds from long-term FHLB advances ...................................     2,000,000      1,000,000
    Cash dividends paid .....................................................      (207,954)            --
    Purchases of recognition and retention plan shares ......................    (1,157,069)            --
    Purchases of treasury shares ............................................      (329,181)            --
                                                                                -----------    -----------
       Net cash from financing activities ...................................     3,645,278        351,121
                                                                                -----------    -----------

Net change in cash and cash equivalents .....................................    (1,424,241)    (2,234,882)

Cash and cash equivalents at beginning of period ............................     7,657,148      4,681,049
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $ 6,232,907    $ 2,446,167
                                                                                ===========    ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest .............................................................   $ 1,081,090    $   962,040
       Income taxes .........................................................       492,000        387,849

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.
                                                                              6.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("Corporation") at December 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1998. The accounting policies of the Corporation described in the notes to the consolidated financial statements contained in the Corporation's June 30, 1998, consolidated financial statements, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of Home Loan Financial Corporation and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank"). All significant intercompany transactions and balances have been eliminated.

The Corporation provides financial services through the Bank, which has its main and branch offices located in Coshocton, Ohio. This community and the contiguous areas are the source of substantially all the Bank's loan and deposit activities. Its primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including real estate, business assets and consumer assets. Real estate loans are secured by both residential and commercial real estate. Commercial loans are expected to be repaid from cash flows from the operations of businesses.

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

Income tax expense is the sum of current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Recognition and retention plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. As more fully discussed in Note 2, the Bank converted from the mutual to stock form of ownership with the concurrent formation of a holding company effective March 25, 1998. Accordingly, earnings per share for the three and six months ended December 31, 1997 is not applicable.
--------------------------------------------------------------------------------

                                  (Continued)
                                                                              7.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Home Loan Financial Corporation adopted on July 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale that is also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for fiscal years beginning after December 15, 1997 with prior information restated to be comparable.

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

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. SFAS No. 132 is effective in fiscal 1999 and is not expected to have a significant impact on the Corporation's financial statements.

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


--------------------------------------------------------------------------------

                                  (Continued)
                                                                              8.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 will be effective on January 1, 1999 and is not expected to have a significant impact on the Corporation's financial statements.


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

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three tiered system of restrictions, with the greatest flexibility afforded to thrifts that are both well capitalized and given favorable qualitative examination ratings by the OTS.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                              9.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The amortized cost and estimated fair values of securities at December 31, 1998 and June 30, 1998 are summarized as follows:

                                                                            December 31, 1998
                                                    ---------------------------------------------------------------
                                                                         Gross          Gross           Estimated
                                                        Amortized      Unrealized    Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury notes                            $    2,249,106     $   10,892    $        --    $     2,259,998
     U.S. Government agencies                            8,247,952         37,593         (5,195)         8,280,350
                                                    --------------     ----------    -----------    ---------------
                                                    $   10,497,058     $   48,485    $    (5,195)   $    10,540,348
                                                    ==============     ==========    ===========    ===============
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE
     U.S. Government agencies                       $    1,048,368     $   12,916    $        --    $     1,061,284
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
                                                    ==============     ==========    ===========    ===============

The amortized cost and estimated fair values of securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----
           Due in one year or less                                     $    5,748,722    $     5,766,398
           Due after one year through five years                            4,748,336          4,773,950
                                                                       --------------    ---------------
                                                                           10,497,058         10,540,348
           Mortgage-backed securities                                       1,048,368          1,061,284
                                                                       --------------    ---------------
                                                                       $   11,545,426    $    11,601,632
                                                                       ==============    ===============

During the six months ended December 31, 1997, a U.S. Treasury security classified as available for sale was sold within ninety days of its maturity. Proceeds from this transaction are reflected as a maturity in the Consolidated Statement of Cash Flows. The gain on this transaction was $121. No other securities were sold during the six months ended December 31, 1998 and 1997.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             10.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans at December 31, 1998 and June 30, 1998 are summarized as follows:

                                                                           December 31,      June 30,
                                                                               1998            1998
                                                                               ----            ----
     Residential real estate loans:
         1 - 4 family                                                      $ 44,901,379    $ 39,551,521
         Home equity                                                          1,623,171       1,527,535
     Nonresidential real estate                                               5,413,480       4,307,546
     Real estate construction                                                 2,240,099       1,368,801
     Land                                                                       704,423         686,453
                                                                           ------------    ------------
         Total real estate loans                                             54,882,552      47,441,856
     Commercial loans                                                         2,144,249       1,429,324
     Consumer loans:
         Home improvement                                                     3,878,969       3,993,214
         Automobile                                                           3,181,564       2,997,589
         Deposit                                                                331,276         421,710
         Credit card                                                            443,527         410,624
         Other                                                                1,818,347       1,527,817
                                                                           ------------    ------------
              Total consumer loans                                            9,673,041       9,350,954
                                                                           ------------    ------------
     Total loans                                                             66,699,842      58,222,134
     Less:
         Allowance for loan losses                                             (276,763)       (223,237)
         Loans in process                                                    (1,158,730)     (1,053,746)
         Net deferred loan fees and costs                                      (139,789)       (120,839)
                                                                           ------------    ------------

                                                                           $ 65,124,559    $ 56,824,312
                                                                           ============    ============

Activity in the allowance for loan losses is summarized as follows:

                                                          Three Months               Six Months
                                                       Ended December 31,        Ended December 31,
                                                       ------------------        ------------------
                                                       1998          1997        1998          1997
                                                       ----          ----        ----          ----
        Beginning balance                           $ 253,606    $ 148,222    $ 223,237    $ 119,218
        Provision for losses                           30,000       30,000       60,000       60,000
        Loans charged off                              (7,193)      (4,101)      (7,193)      (5,542)
        Recoveries                                        350          472          719          917
                                                    ---------    ---------    ---------    ---------

        Ending balance                              $ 276,763    $ 174,593    $ 276,763    $ 174,593
                                                    =========    =========    =========    =========

As of December 31, 1998 and June 30, 1998 and for the three and six months ended December 31, 1998 and 1997, impaired loans were immaterial. No loans were on nonaccrual status at December 31, 1998 and June 30, 1998.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             11.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 1998 and June 30, 1998 follows:

                                                                                 December 31,         June 30,
                                                                                     1998               1998
                                                                                     ----               ----
Lines of credit-variable rate                                                     $2,097,000        $1,728,000
1-4 family residential real estate-variable rate                                     468,000           782,000
1-4 family residential real estate-fixed rate                                        460,000           134,000
Commercial real estate-variable rate                                                      --           225,000
Credit card arrangements-fixed rate                                                  848,000           771,000

The interest rates on fixed-rate commitments ranged from 6.78% to 13.90% at December 31, 1998 and 7.13% to 13.90% at June 30, 1998. The interest rates on variable rate commitments ranged from 6.00% to 6.50% at December 31, 1998 and 6.75% to 7.00% at June 30, 1998.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             12.

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

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings while dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $40,460 and $85,415 for the three and six months ended December 31, 1998. The ESOP shares at December 31, 1998 and June 30, 1998 were as follows:

                                                                                 December 31,            June 30,
                                                                                     1998                  1998
                                                                                     ----                  ----
         Allocated shares                                                              11,157                    --
         Shares committed to be released for allocation                                 6,828                11,991
         Unreleased shares                                                            161,875               167,869
                                                                                -------------        --------------
         Total ESOP shares                                                            179,860               179,860
                                                                                =============        ==============

         Fair value of unreleased shares                                        $   2,185,313        $    2,476,068
                                                                                =============        ==============


NOTE 7 - STOCK OPTION AND INCENTIVE PLAN

On October 13, 1998, shareholders approved the Home Loan Financial Corporation 1998 Stock Option and Incentive Plan. The Board of Directors granted options to purchase 180,170 common shares at an exercise price of $11.69 to certain officers and directors of the Bank and Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 44,655 shares of authorized but unissued common stock are reserved for which no options have been granted. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             13.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 8 - RECOGNITION AND RETENTION PLAN

On October 13, 1998, shareholders approved the Home Loan Financial Corporation Recognition and Retention Plan and Trust Agreement (RRP). The RRP is used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Bank. The Bank contributed sufficient funds to enable the RRP to purchase a number of common shares in the open market equal to 4% of the common shares sold in connection with the Conversion.

The Board of Directors awarded 72,866 shares to certain directors and officers of the Bank and the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. There were 17,064 shares reserved for future awards. Compensation expense, which is based upon the cost of the shares, was $38,600 for the three and six months ended December 31, 1998.


NOTE 9 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                                                 Three Months       Six Months
                                                                                    Ended             Ended
                                                                                 December 31,      December 31,
                                                                                     1998              1998
                                                                                     ----              ----
Basic
     Net income                                                                  $   355,735       $   748,253
                                                                                 ===========       ===========

     Weighted average common shares outstanding                                    2,241,946         2,245,098
     Less: Average unallocated ESOP shares                                          (163,373)         (164,872)
     Less: Average nonvested RRP shares                                              (56,203)          (28,102)
                                                                                 -----------       -----------

     Average shares                                                                2,022,370         2,052,124
                                                                                 ===========       ===========

     Basic earnings per common share                                             $       .18       $       .36
                                                                                 ===========       ===========


Diluted
     Net income                                                                  $   355,735       $   748,253
                                                                                 ===========       ===========

     Weighted average common shares outstanding
       for basic earnings per common share                                         2,022,370         2,052,124
     Add: Dilutive effects of average nonvested RRP shares                             1,711               532
     Add: Dilutive effects of assumed exercises of stock options                      17,454            10,671
                                                                                 -----------       -----------

     Average shares and dilutive potential
       common shares                                                               2,041,535         2,063,327
                                                                                 ===========       ===========

     Diluted earnings per common share                                           $       .17       $       .36
                                                                                 ===========       ===========

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             14.

                         HOME LOAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 10 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                       Three Months Ended          Six Months Ended
                                                          December 31,               December 31,
                                                          ------------               ------------
                                                       1998          1997         1998          1997
                                                       ----          ----         ----          ----
Unrealized holding gains and losses on
  available-for-sale securities                     $ (23,894)     $ 1,906     $  41,468      $ 15,223
Less reclassification adjustments for (gains)
  and losses later recognized in income                    --           --            --          (121)
                                                    ---------      -------     ---------      --------
Net unrealized gains and losses                       (23,894)       1,906        41,468        15,102
Tax effect                                              8,124         (648)      (14,099)       (5,137)
                                                    ---------      -------     ---------      --------

Other comprehensive income                          $ (15,770)     $ 1,258     $  27,369      $  9,965
                                                    =========      =======     =========      ========



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Home Loan Financial Corporation as of December 31, 1998 compared to June 30, 1998, and results of operations for the three and six months ended December 31, 1998 compared with the same periods in 1997. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at December 31, 1998 were $86.4 million compared to $81.9 million at June 30, 1998, an increase of $4.5 million, or 5.5%. The increase in total assets was primarily in loans. Loan growth, which totaled $8.3 million, consisted primarily of one to four family residential real estate loans, which increased $5.3 million, and nonresidential real estate loans, which increased $1.1 million. Consumer loans represented 14.5% and 16.1% of gross loans at December 31, 1998 and June 30, 1998. These increases reflect a stable local economy, the current interest rate environment and the Bank being more aggressive in its pricing of fixed-rate loan products during the period.

Total deposits increased $3.4 million, from $48.5 million at June 30, 1998 to $51.9 million at December 31, 1998. The increase in deposits was primarily in money market accounts which increased $2.2 million. The increase was due to the Bank being more competitive on rates paid on this type of account compared to the market. Savings accounts had very little change from June 30, 1998 to December 31, 1998. The
--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

certificates of deposit portfolio as a percent of total deposits declined from 53.8% at June 30, 1998 to 51.7% at December 31, 1998. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

The Bank had a $1.0 million fixed-rate borrowing, with an interest rate of 5.66%, at June 30, 1998, and an additional $2.0 million fixed-rate borrowing, with an interest rate of 5.18%, resulting in total borrowings of $3.0 million at December 31, 1998. The interest rates on these borrowing are fixed for five years, then convertible to variable rates at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The original terms of these borrowings are 120 months with interest due monthly and principal due upon maturity in 2008. In the recent past, the Corporation had not aggressively marketed or priced fixed-rate mortgages due to the interest-rate risk exposure. However, to better use the excess capital resulting from the Conversion, management intends to be more competitive with this product. Therefore, the Corporation borrowed funds from the FHLB to mitigate the interest rate exposure of originating fixed-rate loans. As an additional source of liquidity, the Bank maintains a $5 million cash management line of credit with the Federal Home Loan Bank of Cincinnati (FHLB). There were no borrowings outstanding on this line of credit at December 31, 1998 or June 30, 1998.


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

Net income was $355,735 for the three months ended December 31, 1998, compared to $208,660 for the three months ended December 31, 1997. Net income was $748,253 for the six months ended December 31, 1998, compared to $421,830 for the six months ended December 31, 1997. The increase in net income for the three and six months ended December 31, 1998 was the result of an increase in net interest income partially offset by an increase in noninterest expense.

Net interest income totaled $1,082,239 for the three months ended December 31, 1998, compared to $740,458 for the three months ended December 31, 1997, representing an increase of $341,781, or 46.2%. Net interest income was $2,161,402 for the six months ended December 31, 1998, compared to $1,477,489 for the six months ended December 31, 1997, representing an increase if $683,913, or 46.3%. The changes in net interest income are attributable to a large increase in the ratio of average interest-earning assets to average interest-bearing liabilities for the comparable periods due to the funds from the Conversion partially offset by a decrease in the interest rate spread.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             17.

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest and fees on loans increased $194,777, or 16.5%, from $1,179,244 for the three months ended December 31, 1997 to $1,374,021 for the three months ended December 31, 1998. Interest on fees on loans increased $374,093, or 16.1%, from $2,316,432 for the six months ended December 31, 1997 to $2,690,525 for the six months ended December 31, 1998. The increases were due to higher average balances of loans.

Interest earned on securities totaled $178,744 for the three months ended December 31, 1998, compared to $68,016 for the three months ended December 31, 1997. Interest earned on securities totaled $387,189 for the six months ended December 31, 1998 compared to $142,506 for the six months ended December 31, 1997. The increases were a result of higher average balances of securities partially offset by a decrease in the yield earned.

Interest on interest-bearing deposits and federal funds sold increased $82,062 from $15,533 for the three months ended December 31, 1997 to $97,595 for the three months ended December 31, 1998. Interest on interest-bearing deposits and federal funds sold increased $138,363 from $51,117 for the six months ended December 31, 1997 to $189,480 for the six months ended December 31, 1998. The increases were the result of higher average balances of interest-bearing deposits and overnight funds.

Dividends on FHLB stock increased slightly for the three and six months ended December 31, 1998, compared to the three and six months ended December 31, 1997, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased $12,299 for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. Interest paid on deposits increased $20,519 for the six months ended December 31, 1998, compared to the six months ended December 31, 1997. The increases in interest expense were the result of a slight increase in the average balances of deposits partially offset by a slight decrease in the cost of funds. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $40,318 for the three months ended December 31, 1998, compared to $6,581 for the three months ended December 31, 1997. Interest on FHLB advances totaled $60,032 for the six months ended December 31, 1998, compared to $6,581 for the six months ended December 31, 1997. The borrowings were used to provide funding for fixed-rate loan demand.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, known and inherent risks in the nature and volume of the portfolio, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             18.

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The provision for loan losses totaled $30,000 for the three months ended December 31, 1998 and 1997. The provision for loan losses totaled $60,000 for the six months ended December 31, 1998 and 1997. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $276,763, or .42% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 1998, compared with $223,237, or 0.39%, at June 30, 1998. The increase in the allowance as a percentage of loans was primarily due to growth in the nonresidential real estate and commercial loan portfolios.

Noninterest income includes service fees and other miscellaneous income. For the three months ending December 31, 1998, noninterest income totaled $47,952 compared to $43,467 for the three months ended December 31, 1997. For the six months ended December 31, 1998, noninterest income totaled $98,609 compared to $86,814 for the six months ended December 31, 1997. During the 1998 periods, the Corporation experienced increases in service charges and fees and miscellaneous operating income.

Noninterest expense totaled $544,656 for the three months ended December 31, 1998 compared to $429,865 for the same period in 1997. Noninterest expense totaled $1,032,358 for the six months ended December 31, 1998, compared to $844,973 for the same period in 1997. This increase was due primarily to increases in compensation and benefits, computer processing and other expense. The increase in compensation and benefits was the result of normal, annual merit increases and the establishment of the Corporation's ESOP and RRP.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $199,800 and $419,400 for the three and six months ended December 31, 1998 compared to $115,400 and $237,500 for the three and six months ended December 31, 1997.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             19.

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 1998 and 1997.

                                                                                          Six Months
                                                                                      Ended December 31,
                                                                                      ------------------
                                                                                 1998                    1997
                                                                                 ----                    ----
                                                                                    (Dollars in thousands)
Net income                                                                      $   748                $   421
Adjustments to reconcile net income to net cash from
  operating activities                                                              139                    186
                                                                                -------                -------
Net cash from operating activities                                                  887                    607
Net cash from investing activities                                               (5,956)                (3,193)
Net cash from financing activities                                                3,645                    351
                                                                                -------                -------
Net change in cash and cash equivalents                                          (1,424)                (2,235)
Cash and cash equivalents at beginning of period                                  7,657                  4,681
                                                                                -------                -------
Cash and cash equivalents at end of period                                      $ 6,233                $ 2,446
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

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1998, the Bank's regulatory liquidity was 35.57%. At such date, the Corporation had commitments to originate variable rate residential real estate mortgage loans totaling $468,000 and fixed rate residential real estate mortgage loans totaling $460,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             20.

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At December 31, 1998, and June 30, 1998, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 1998 and June 30, 1998. Management is not aware of any matter after the latest regulatory exam that would cause the Bank's capital category to change.

At December 31, 1998, and June 30, 1998 the Bank's actual capital levels and minimum required levels were:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
DECEMBER 31, 1998

Total capital (to risk-
  weighted assets)             $  20,390       42.9%        $   3,238        8.0%       $    4,407        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,113       42.3             1,619        4.0             2,428         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,113       23.3             3,278        4.0             4,098         5.0
Tangible capital (to
  adjusted total assets)          20,113       23.3             1,299        1.5               N/A

JUNE 30, 1998

Total capital (to risk-
  weighted assets)             $  20,749       51.3%         $  3,238        8.0%       $    4,407        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,526       50.7             1,619        4.0             2,428         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,526       25.1             3,278        4.0             4,098         5.0
Tangible capital (to
  adjusted total assets)          20,526       25.1             1,299        1.5               N/A


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             21.

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

OTS regulations applicable to all savings and loan associations provide that a savings association which immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four quarter period. Savings associations that meet the capital requirements but have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without the prior approval of the OTS.

The Bank currently meets all of its capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.

In October 1998, the Bank agreed to acquire real estate in West Lafayette, Ohio and announced plans to construct a new, full-service branch banking office. The total projected cost of the branch banking office is expected to be $782,000. As of December 31, 1998, the Bank has not paid any costs related to this office.

In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six month period. As of December 31, 1998, 23,070 shares have been purchased under the 5% repurchase.


YEAR 2000 CONSIDERATIONS

The Bank's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Bank uses the services of a nationally-recognized data processing service bureau that specializes in data processing for financial institutions. In addition to its basic operating activities, the Bank's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees upon computer systems.

In 1997, the Bank began the process of identifying any Year 2000 related problems that may be experienced by its computer operated or dependent systems. The Bank has contacted the companies that supply or service the Bank's computer operated or dependent systems to obtain confirmation that each such system that is material to the operations of the Bank is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Bank will continue to work with the appropriate supplier or servicer to ensure that all

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             22.

                         HOME LOAN FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

such systems will be rendered compliant in a timely manner, with minimal expense to the Bank or disruption of the Bank's operations. As of December 31, 1998, the Bank is not aware of any suppliers or servicers that will be unable to certify Year 2000 compliance with respect to any systems the failure of which would have a material adverse effect on the Bank's operations, financial condition or results. The Bank has also identified three companies whose services are deemed critical to the mission of the Bank and received assurances that such companies will be Year 2000 compliant. Two of the three mission critical systems have been tested for Year 2000 compliance with no Year 2000 problems being noted. The third mission critical system will be tested in February 1999. As a contingency plan, however, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of such a change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined that it will cost approximately $15,000 to make such systems Year 2000 compliant. Approximately $11,000 of the $15,000 has been incurred as of December 31, 1998. At this time, however, any additional expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

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

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           No matters to be reported.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 1998.


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




Date: February 11, 1999                    /s/ Robert C. Hamilton
      -----------------                    -------------------------------------
                                           Robert C. Hamilton
                                           President and Chief Executive Officer





Date: February 11, 1999                    /s/ Preston W. Bair
      -----------------                    -------------------------------------
                                           Preston W. Bair
                                           Secretary, Treasurer and Chief
                                           Financial Officer










--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                     PAGE NUMBER
------          -----------                                     -----------

  27            Financial Data Schedule                              27



--------------------------------------------------------------------------------