Form 10QSB
period 1999-03-31
HOME LOAN FINANCIAL CORP
filed 1999-05-13
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

   [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number:  000-23927
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

Yes    X       No
    -------        -------

As of May 11, 1999 the latest practical date, 2,135,837 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes            No     X
    -------        -------

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX







                                                                                                           Page
                                                                                                           ----


PART I - FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements .............................................      8


         Item 2.   Management's Discussion and Analysis...............................................     17


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     25

         Item 2.   Changes in Securities and Use of Proceeds..........................................     25

         Item 3.   Defaults Upon Senior Securities....................................................     25

         Item 4.   Submission of Matters to a Vote of Security Holders................................     25

         Item 5.   Other Information..................................................................     25

         Item 6.   Exhibits and Reports on Form 8-K...................................................     25

SIGNATURES ...........................................................................................     26


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     March 31,           June 30,
                                                                       1999                1998
                                                                       ----                ----
ASSETS
Cash and due from banks                                          $     1,602,938    $      1,323,331
Interest-bearing deposits in other banks                                 327,191             533,817
Overnight deposits                                                            --           1,000,000
Federal funds sold                                                     2,500,000           4,800,000
                                                                 ---------------    ----------------
    Total cash and cash equivalents                                    4,430,129           7,657,148
Interest-bearing time deposits                                            38,577           2,037,137
Securities available for sale                                          7,998,316          14,018,560
Mortgage-backed securities available for sale                         21,042,986                  --
Loans, net                                                            69,255,001          56,824,312
Premises and equipment, net                                              575,941             471,799
Federal Home Loan Bank stock                                           1,160,100             393,000
Accrued interest receivable                                              599,932             475,183
Other assets                                                             207,190              37,850
                                                                 ---------------    ----------------

    Total assets                                                 $   105,308,172    $     81,914,989
                                                                 ===============    ================

LIABILITIES
Deposits                                                         $    53,895,239    $     48,537,875
Federal Home Loan Bank advances                                       20,000,000           1,000,000
Accrued interest payable                                                 454,821             480,365
Accrued expenses and other liabilities                                   163,569             332,115
                                                                 ---------------    ----------------
    Total liabilities                                                 74,513,629          50,350,355

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                            --                  --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                     --                  --
Additional paid-in capital                                            21,984,401          21,948,437
Retained earnings - substantially restricted                          12,003,573          11,285,160
Treasury stock, at cost, 42,070 shares at March 31, 1999                (581,383)                 --
Unearned employee stock ownership plan shares                         (1,588,780)         (1,678,690)
Unearned recognition and retention plan shares                        (1,071,669)                 --
Net unrealized gain on securities available for sale,
  net of tax                                                              48,401               9,727
                                                                 ---------------    ----------------
    Total shareholders' equity                                        30,794,543          31,564,634
                                                                 ---------------    ----------------

    Total liabilities and shareholders' equity                   $   105,308,172    $     81,914,989
                                                                 ===============    ================



--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                          1999           1998           1999            1998
                                                          ----           ----           ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                           $  1,376,896    $  1,183,000   $  4,067,421   $  3,499,432
     Securities                                           219,878          65,618        607,067        208,124
     Dividends on Federal Home Loan
       Bank stock                                          10,156           6,782         24,397         20,279
     Interest-bearing deposits and federal
       funds sold                                          88,080          23,162        277,560         74,279
                                                     ------------    ------------   ------------   ------------
         Total interest income                          1,695,010       1,278,562      4,976,445      3,802,114

INTEREST EXPENSE
     Deposits                                             536,618         544,745      1,596,619      1,584,227
     Federal Home Loan Bank advances                      106,796           9,782        166,828         16,363
                                                     ------------    ------------   ------------   ------------
         Total interest expense                           643,414         554,527      1,763,447      1,600,590
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME                                     1,051,596         724,035      3,212,998      2,201,524
Provision for loan losses                                  30,000          30,000         90,000         90,000
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       1,021,596         694,035      3,122,998      2,111,524

NONINTEREST INCOME
     Service charges and other fees                        32,136          32,659        103,823         98,488
     Other income                                          11,111           9,837         38,033         30,822
                                                     ------------    ------------   ------------   ------------
         Total noninterest income                          43,247          42,496        141,856        129,310

NONINTEREST EXPENSE
     Salaries and employee benefits                       351,007         270,580        942,264        745,660
     Occupancy and equipment                               43,954          36,733        115,506        107,013
     State franchise taxes                                 39,950          36,900        116,150        110,700
     Computer processing                                   32,812          28,935         98,263         77,703
     SAIF deposit insurance premiums                        6,156           7,423         22,981         22,644
     Legal, audit and supervisory exam fees                26,570          17,400         71,570         52,876
     Director fees                                         20,800          21,625         63,225         60,625
     Other expense                                         61,090          43,831        184,738        131,179
                                                     ------------    ------------   ------------   ------------
         Total noninterest expense                        582,339         463,427      1,614,697      1,308,400
                                                     ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                482,504         273,104      1,650,157        932,434
Income tax expense                                        181,300          91,300        600,700        328,800
                                                     ------------    ------------   ------------   ------------

NET INCOME                                                301,204         181,804      1,049,457        603,634
Other comprehensive income, net of tax                     11,305          (3,794)        38,674          6,171
                                                     ------------    ------------   ------------   ------------

COMPREHENSIVE INCOME                                 $    312,509    $    178,010   $  1,088,131   $    609,805
                                                     ============    ============   ============   ============

BASIC EARNINGS PER COMMON SHARE                      $        .15    $         --   $        .52   $         --
                                                     ============    ============   ============   ============

DILUTED EARNINGS PER COMMON SHARE                    $        .15    $         --   $        .51   $         --
                                                     ============    ============   ============   ============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine Months Ended March 31, 1999 and 1998
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------


                                            Additional                          Unearned         Unearned
                                              Paid-In         Retained            ESOP              RRP
                                              Capital         Earnings           Shares           Shares
                                              -------         --------           ------           ------

Balance at July 1, 1997                 $         --      $ 10,366,232      $         --       $       --

Net income for the period                         --           603,634                --               --

Sale of 2,248,250 shares of no
  par common stock, net of
  conversion costs                        21,880,273                --                --               --

Purchase of 179,860 shares
  under ESOP plan                                 --                --        (1,798,600)              --

Commitment to release 742
  ESOP shares                                  4,446                --             7,420               --

Change in fair value of securities
  available for sale                              --                --                --               --
                                        ------------      ------------      ------------       ----------

Balance at March 31, 1998               $ 21,884,719      $ 10,969,866      $ (1,791,180)      $       --
                                        ============      ============      ============       ==========


-------------------------------------------------------------------------------------------
                                                             Unrealized
                                                               Gain on
                                                             Securities
                                            Treasury          Available
                                             Shares           for Sale           Total
                                             ------           --------           -----

Balance at July 1, 1997                     $       --      $      4,032      $ 10,370,264

Net income for the period                           --                --           603,634

Sale of 2,248,250 shares of no
  par common stock, net of
  conversion costs                                  --                --        21,880,273

Purchase of 179,860 shares
  under ESOP plan                                   --                --        (1,798,600)

Commitment to release 742
  ESOP shares                                       --                --            11,866

Change in fair value of securities
  available for sale                                --             6,171             6,171
                                            ----------      ------------      ------------

Balance at March 31, 1998                   $       --      $     10,203      $ 31,073,608
                                            ==========      ============      ============

--------------------------------------------------------------------------------

                                  (Continued)

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                   Nine Months Ended March 31, 1999 and 1998
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------


                                            Additional                          Unearned         Unearned
                                              Paid-In         Retained            ESOP              RRP
                                              Capital         Earnings           Shares           Shares
                                              -------         --------           ------           ------

Balance at July 1, 1998                   $ 21,948,437    $ 11,285,160     $ (1,678,690)    $         --

Net income for the period                           --       1,049,457               --               --

Cash dividend - $.16 per share                      --        (331,044)              --               --

Commitment to release 8,991
  ESOP shares                                   35,964              --           89,910               --

Purchase of 89,930 shares for
  recognition and retention plan                    --              --               --       (1,157,069)

Compensation expense with respect to
  recognition and retention plan                    --              --               --           85,400

Purchase of 42,070 treasury shares                  --              --               --               --

Change in fair value of securities
  available for sale                                --              --               --               --
                                          ------------    ------------     ------------     ------------

Balance at March 31, 1999                 $ 21,984,401    $ 12,003,573     $ (1,588,780)    $ (1,071,669)
                                          ============    ============     ============     ============

--------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                                                 Unrealized
                                                                   Gain on
                                                                 Securities
                                                Treasury          Available
                                                 Shares           for Sale           Total
                                                 ------           --------           -----

Balance at July 1, 1998                   $         --         $      9,727    $ 31,564,634

Net income for the period                           --                   --       1,049,457

Cash dividend - $.16 per share                      --                   --        (331,044)

Commitment to release 8,991
  ESOP shares                                       --                   --         125,874

Purchase of 89,930 shares for
  recognition and retention plan                    --                   --      (1,157,069)

Compensation expense with respect to
  recognition and retention plan                    --                   --          85,400

Purchase of 42,070 treasury shares            (581,383)                  --        (581,383)

Change in fair value of securities
  available for sale                                --               38,674          38,674
                                          ------------         ------------    ------------

Balance at March 31, 1999                 $   (581,383)        $     48,401    $ 30,794,543
                                          ============         ============    ============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                             Nine Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                          1999              1998
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $     1,049,457    $       603,634
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                     62,826             63,450
         Securities amortization and accretion                                             6,084               (394)
         Provision for loan losses                                                        90,000             90,000
         FHLB stock dividends                                                            (24,200)           (20,100)
         Gain on sale of securities available for sale                                        --               (121)
         Compensation expense for ESOP shares                                            125,874             11,866
         Compensation expense for RRP shares                                              85,400                 --
         Net change in accrued interest receivable and other assets                     (294,089)            65,395
         Net change in accrued expenses and other liabilities                           (214,013)           (92,221)
         Net change in deferred loan fees                                                 23,184              6,495
                                                                                 ---------------    ---------------
              Net cash from operating activities                                         910,523            728,004

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from maturities                                                      6,750,000            750,020
         Purchases                                                                      (748,906)                --
     Mortgage-backed securities available for sale:
         Proceeds from maturities and principal paydowns                                 192,767                 --
         Purchases                                                                   (21,164,090)                --
     Net change in interest-bearing time deposits                                      1,998,560         (2,000,000)
     Net change in loans                                                             (12,543,873)        (5,763,597)
     Purchase of FHLB stock                                                             (742,900)                --
     Premises and equipment expenditures                                                (166,968)           (23,369)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                          (26,425,410)        (7,036,946)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            5,357,364         (1,238,736)
     Proceeds from short-term FHLB advances                                            3,000,000                 --
     Proceeds from long-term FHLB advances                                            16,000,000                 --
     Cash dividends paid                                                                (331,044)                --
     Purchase of stock for RRP                                                        (1,157,069)                --
     Purchase of treasury stock                                                         (581,383)                --
     Proceeds from issuance of common stock,
         net of conversion costs                                                              --         21,880,273
     Cash provided to ESOP                                                                    --         (1,798,600)
                                                                                 ---------------    ---------------
         Net cash from financing activities                                           22,287,868         18,842,937
                                                                                 ---------------    ---------------

Net change in cash and cash equivalents                                               (3,227,019)        12,533,995

Cash and cash equivalents at beginning of period                                       7,657,148          4,681,049
                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     4,430,129    $    17,215,044
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                                $     1,788,991    $     1,635,409
         Income taxes                                                                    752,000            402,849

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("Corporation") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the fiscal year ended June 30, 1998. The accounting policies of the Corporation described in the notes to the consolidated financial statements contained in the Corporation's June 30, 1998, consolidated financial statements, have been consistently followed in preparing this Form 10-QSB.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Recognition and retention plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP.

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


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 was effective on January 1, 1999 and did not have a significant impact on the Corporation's financial statements.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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




--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

Securities at March 31, 1999 and June 30, 1998 were as follows:

                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----

                                                    -------------------------March 31, 1999------------------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury notes                            $      749,498     $    2,922    $        --    $       752,420
     U.S. Government agencies                            7,249,002          9,568        (12,674)         7,245,896
                                                    --------------     ----------    -----------    ---------------
                                                    $    7,998,500     $   12,490    $   (12,674)   $     7,998,316
                                                    ==============     ==========    ===========    ===============
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE
     U.S. Government agencies                       $   20,969,467     $   73,519    $        --    $    21,042,986
                                                    ==============     ==========    ===========    ===============

                                                    --------------------------June 30, 1998------------------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury notes                            $    5,504,113     $   15,154    $      (907)   $     5,518,360
     U.S. Government agencies                            8,499,709          2,024         (1,533)         8,500,200
                                                    --------------     ----------    -----------    ---------------
                                                    $   14,003,822     $   17,178    $    (2,440)   $    14,018,560
                                                    ==============     ==========    ===========    ===============

The amortized cost and estimated fair values of securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----
           Due in one year or less                                     $    4,249,498    $     4,252,728
           Due after one year through five years                            3,749,002          3,745,588
                                                                       --------------    ---------------
                                                                            7,998,500          7,998,316
           Mortgage-backed securities                                      20,969,467         21,042,986
                                                                       --------------    ---------------
                                                                       $   28,967,967    $    29,041,302
                                                                       ==============    ===============

During the nine months ended March 31, 1998, a U.S. Treasury security classified as available for sale was sold within ninety days of its maturity. Proceeds from this transaction are reflected as a maturity in the Consolidated Statement of Cash Flows. The gain on this transaction was $121. No other securities were sold during the nine months ended March 31, 1999 and 1998.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans at March 31, 1999 and June 30, 1998 were as follows:

                                                                                  March 31,              June 30,
                                                                                    1999                   1998
                                                                                    ----                   ----
     Residential real estate loans:
         1 - 4 family                                                      $       47,417,178    $       39,551,521
         Home equity                                                                1,705,758             1,527,535
     Nonresidential real estate                                                     5,339,571             4,307,546
     Real estate construction                                                       2,320,767             1,368,801
     Land                                                                           1,158,689               686,453
                                                                           ------------------    ------------------
         Total real estate loans                                                   57,941,963            47,441,856
     Commercial loans                                                               2,889,298             1,429,324
     Consumer loans:
         Home improvement                                                           3,946,465             3,993,214
         Automobile                                                                 3,355,404             2,997,589
         Deposit                                                                      359,213               421,710
         Credit card                                                                  450,439               410,624
         Other                                                                      1,877,773             1,527,817
                                                                           ------------------    ------------------
              Total consumer loans                                                  9,989,294             9,350,954
                                                                           ------------------    ------------------
     Total loans                                                                   70,820,555            58,222,134
     Less:
         Allowance for loan losses                                                   (297,371)             (223,237)
         Loans in process                                                          (1,124,160)           (1,053,746)
         Net deferred loan fees and costs                                            (144,023)             (120,839)
                                                                           ------------------    ------------------

                                                                           $       69,255,001    $       56,824,312
                                                                           ==================    ==================

Activity in the allowance for loan losses was as follows:

                                                      Three Months Ended              Nine Months Ended
                                                           March 31,                      March 31,
                                                           ---------                      ---------
                                                     1999            1998           1999           1998
                                                     ----            ----           ----           ----
        Balance at beginning of period          $    276,763   $    174,593   $    223,237    $    119,218
        Provision for losses                          30,000         30,000         90,000          90,000
        Charge-offs                                  (10,722)        (6,808)       (17,915)        (12,350)
        Recoveries                                     1,330            559          2,049           1,476
                                                ------------   ------------   ------------    ------------

        Balance at end of period                $    297,371   $    198,344   $    297,371    $    198,344
                                                ============   ============   ============    ============

As of March 31, 1999 and June 30, 1998 and for the three and nine months ended March 31, 1999 and 1998, impaired loans were immaterial. No loans were on nonaccrual status at March 31, 1999 and June 30, 1998.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 1999 and June 30, 1998 follows:

                                                                          March 31,          June 30,
                                                                            1999               1998
                                                                            ----               ----

Lines of credit-variable rate                                            $ 2,029,000       $ 1,728,000
1-4 family residential real estate-variable rate                              80,000           782,000
1-4 family residential real estate-fixed rate                            $ 1,160,000           134,000
Commercial real estate-variable rate                                              --           225,000
Credit card arrangements-fixed rate                                      $   988,000           771,000

The interest rates on fixed-rate commitments ranged from 6.50% to 13.90% at March 31, 1999 and 7.13% to 13.90% at June 30, 1998. The interest rates on variable rate commitments ranged from 6.50% to 8.50% at March 31, 1999 and 6.75% to 7.00% at June 30, 1998.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Corporation reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings while dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $40,459 and $125,874 for the three and nine months ended March 31, 1999 and $11,866 for the three and nine months ended March 31, 1998. The ESOP shares at March 31, 1999 and June 30, 1998 were as follows:

                                                                                  March 31,             June 30,
                                                                                    1999                  1998
                                                                                    ----                  ----

         Allocated shares                                                              11,157                    --
         Shares committed to be released for allocation                                 9,825                11,991
         Unreleased shares                                                            158,878               167,869
                                                                                -------------        --------------
         Total ESOP shares                                                            179,860               179,860
                                                                                =============        ==============

         Fair value of unreleased shares                                        $   1,985,975        $    2,476,068
                                                                                =============        ==============


NOTE 7 - STOCK OPTION AND INCENTIVE PLAN

On October 13, 1998, shareholders approved the Home Loan Financial Corporation 1998 Stock Option and Incentive Plan. The Board of Directors granted options to purchase 180,170 common shares at an exercise price of $11.69 to certain officers and directors of the Bank and the Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 44,655 shares of authorized but unissued common stock are reserved for which no options have been granted. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Board of Directors awarded 72,866 shares to certain directors and officers of the Bank and the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. There were 17,064 shares reserved for future awards. Compensation expense, which is based upon the cost of the shares, was $46,800 and $85,400 for the three and nine months ended March 31, 1999.


NOTE 9 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                                    Three Months Ended          Nine Months Ended
                                                                      March 31, 1999             March 31, 1999
                                                                      --------------             --------------
Basic
     Net income                                                        $     301,204             $   1,049,457
                                                                       =============             =============

     Weighted average common shares outstanding                            2,214,602                 2,235,081
     Less:  Average unallocated ESOP shares                                 (160,375)                 (163,373)
     Less:  Average nonvested RRP shares                                     (84,919)                  (46,764)
                                                                       -------------             -------------

     Average shares                                                        1,969,308                 2,024,944
                                                                       =============             =============

     Basic earnings per common share                                   $        0.15             $        0.52
                                                                       =============             =============

Diluted
     Net income                                                        $     301,204             $   1,049,457
                                                                       =============             =============

     Weighted average common shares outstanding
       for basic earnings per common share                                 1,969,308                 2,024,944
     Add:  Dilutive effects of average nonvested RRP shares                       39                     1,195
     Add:  Dilutive effects of assumed exercises of stock options             15,599                    13,549
                                                                       -------------             -------------

     Average shares and dilutive potential
       common shares                                                       1,984,946                 2,039,688
                                                                       =============             =============

     Diluted earnings per common share                                 $        0.15             $        0.51
                                                                       =============             =============



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 9 - EARNINGS PER SHARE (Continued)

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


NOTE 10 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          1999            1998             1999            1998
                                                          ----            ----             ----            ----

Unrealized holding gains and losses on
  available-for-sale securities                     $      17,129    $      (5,750)  $      58,597   $        9,473
Reclassification adjustments for (gains) and
  losses later recognized in income                            --               --              --             (121)
                                                    -------------    -------------   -------------   --------------
Net unrealized gains and losses                            17,129           (5,750)         58,597            9,352
Tax effect                                                 (5,824)           1,956         (19,923)          (3,181)
                                                    -------------    -------------   -------------   --------------

Other comprehensive income                          $      11,305    $      (3,794)  $      38,674   $        6,171
                                                    =============    =============   =============   ==============




--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Home Loan Financial Corporation as of March 31, 1999 compared to June 30, 1998, and results of operations for the three and nine months ended March 31, 1999 compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at March 31, 1999 were $105.3 million compared to $81.9 million at June 30, 1998, an increase of $23.4 million, or 28.6%. The increase in total assets was primarily in loans and mortgage-backed securities, which were partially funded by a decline in securities available for sale, cash and cash equivalents and interest-bearing time deposits. Loan growth, which totaled $12.4 million, consisted primarily of one to four family residential real estate loans, which increased $7.9 million, and commercial loans, nonresidential real estate loans, and real estate construction loans, which increased $1.5 million, $1.0 million and $1.0 million, respectively. These increases reflect a stable local economy, the current interest rate environment and the Bank being more aggressive in its pricing of fixed-rate loan products during the period. The increase in mortgage-backed securities, which totaled $21.0 million, were purchased in March 1999, funded primarily with convertible fixed-rate Federal Home Loan Bank advances. The FHLB advances and subsequent investment in mortgage-backed securities was done to better leverage the Corporation's capital.




--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Total deposits increased $5.4 million, from $48.5 million at June 30, 1998, to $53.9 million at March 31, 1999. The increase in deposits was primarily in money market accounts, which increased $3.1 million due to the Bank being more competitive on rates paid on this type of account compared to the market. Savings accounts had very little change from June 30, 1998 to March 31, 1999. The certificates of deposit portfolio as a percent of total deposits declined from 53.8% at June 30, 1998 to 51.1% at March 31, 1999. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

Federal Home Loan Bank advances totaled $20.0 million at March 31, 1999, compared to $1.0 million at June 30, 1998, an increase of $19.0 million. The increase in FHLB advances was primarily due to the Corporation using a leveraging strategy to borrow funds for investment in mortgage-backed securities as discussed above. Also, in the recent past, the Corporation had not aggressively marketed or priced fixed-rate mortgages due to the interest-rate risk exposure. Management intends to be more competitive with this product. Although the borrowings reprice or mature in a shorter timeframe than what a 30 year fixed-rate mortgage would, if it were to amortize to maturity, the borrowings still assist the Corporation in managing the interest rate exposure of originating fixed-rate loans. The majority of the Bank's loan portfolio continues to be variable rate. At March 31, 1999, FHLB advances consisted of a $3.0 million short-term borrowing due June 1999 with an interest rate of 5.02%, a $10.0 million long-term borrowing due March 2004 with a fixed interest rate of 5.37% until March 2001, a $4.0 million long-term borrowing due March 2009 with a fixed interest rate of 5.66% until March 2004, a $1.0 million long-term borrowing due June 2008 with a fixed interest rate of 5.66% until June 2003, and a $2.0 million long-term borrowing due September 2008 with a fixed interest rate of 5.18% until September 2003. The interest rates on the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty. As an additional source of liquidity, the Bank also maintains a $10 million cash management line of credit with the FHLB. There were no borrowings outstanding on this line of credit at March 31, 1999 or June 30, 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED MARCH 31, 1999 AND MARCH 31, 1998

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

Net income was $301,204 for the three months ended March 31, 1999, compared to $181,804 for the three months ended March 31, 1998. The increase in net income for the three months ended March 31, 1999 was the result of an increase in net interest income partially offset by an increase in noninterest expense.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Net interest income totaled $1,051,596 for the three months ended March 31, 1999, compared to $724,035 for the three months ended March 31, 1998, representing an increase of $327,561, or 45.2%. The change in net interest income is attributable to a large increase in the ratio of average interest-earning assets to average interest-bearing liabilities for the comparable periods due to the proceeds from the Conversion and overall growth of the Corporation's interest-bearing assets, partially offset by a decrease in the interest rate spread.

Interest and fees on loans increased $193,896, or 16.4%, from $1,183,000 for the three months ended March 31, 1998 to $1,376,896 for the three months ended March 31, 1999. The increase was due to a higher average balance of loans.

Interest earned on securities totaled $219,878 for the three months ended March 31, 1999, compared to $65,618 for the three months ended March 31, 1998. The increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned.

Interest on interest-bearing deposits and federal funds sold increased $64,918 from $23,162 for the three months ended March 31, 1998 to $88,080 for the three months ended March 31, 1999. The increase was the result of a higher average balance of interest-bearing deposits and overnight funds.

Dividends on FHLB stock increased for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits decreased $8,127 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The decrease in interest expense was the result of a slight decrease in the cost of funds partially offset by an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $106,796 for the three months ended March 31, 1999, compared to $9,782 for the three months ended March 31, 1998. The increase in interest expense was the result of an increase in the average balance of FHLB advances. The additional borrowings were used to provide funding for fixed-rate loan demand and as part of the capital leveraging strategy discussed above.

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



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The provision for loan losses totaled $30,000 for the three months ended March 31, 1999 and 1998. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low historical charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $297,371, or 0.43% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 1998, compared with $223,237, or 0.39%, at June 30, 1998. The increase in the allowance as a percentage of loans was primarily due to growth in the nonresidential real estate and commercial loan portfolios.

Noninterest income includes service fees and other miscellaneous income. For the three months ending March 31, 1999, noninterest income totaled $43,247 compared to $42,496 for the three months ended March 31, 1998.

Noninterest expense totaled $582,339 for the three months ended March 31, 1999, compared to $463,427 for the same period in 1998. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment expense, legal, audit and supervisory exam fees, and other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases and the establishment of the Corporation's ESOP and RRP. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment. The increase in legal, audit and supervisory exam fees and other expenses was primarily due to the change in the Corporation's structure as a result of the Conversion.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The effective tax rate was 37.6% for the three months ended March 31, 1999, compared to 33.4% for the three months ended March 31, 1998. The primary reason for the increase in the effective tax rate relates to the Corporation's ESOP. The excess of fair value over the cost of the shares in the plan, which is included in salary and employee benefits expense, is not deductible for federal income taxes. The ESOP did not begin until late March 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
  ENDED MARCH 31, 1999 AND MARCH 31, 1998

Net income was $1,049,457 for the nine months ended March 31, 1999, compared to $603,634 for the nine months ended March 31, 1998. The increase in net income for the nine months ended March 31, 1999 was the result of an increase in net interest income partially offset by an increase in noninterest expense.

Net interest income was $3,212,998 for the nine months ended March 31, 1999, compared to $2,201,524 for the nine months ended March 31, 1998, an increase of $1,011,474, or 45.9%. The change in net interest income is attributable to a large increase in the ratio of average interest-earning assets to average interest-bearing liabilities for the comparable periods due to the funds from the Conversion and overall growth of the Corporation's interest-earning assets, partially offset by a decrease in the interest rate spread.

Interest and fees on loans increased $567,989, or 16.2%, from $3,499,432 for the nine months ended March 31, 1998 to $4,067,421 for the nine months ended March 31, 1999. The increase was due to a higher average balance of loans.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest earned on securities totaled $607,067 for the nine months ended March 31, 1999, compared to $208,124 for the nine months ended March 31, 1998. This increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned.

Interest on interest-bearing deposits and federal funds sold increased $203,281 from $74,279 for the nine months ended March 31, 1998 to $277,560 for the nine months ended March 31, 1999. The increase was the result of a higher average balance of interest-bearing deposits and overnight funds.

Dividends on FHLB stock increased slightly for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, primarily due to an increase in the number of shares of FHLB stock owned.

Interest paid on deposits increased $12,392 for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998. The increase in interest expense was the result of a slight increase in the average balance of deposits partially offset by a slight decrease in the cost of funds. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $166,828 for the nine months ended March 31, 1999, compared to $16,363 for the nine months ended March 31, 1998. The increase in interest expense was the result of an increase in the average balance of FHLB advances. The increased borrowings were used to provide funding for fixed-rate loan demand and to purchase mortgage-backed securities as discussed above.

The provision for loan losses totaled $90,000 for the nine months ended March 31, 1999 and 1998. The Corporation has not experienced significant net charge-offs in any of the periods presented.

Noninterest income includes service fees and other miscellaneous income. For the nine months ended March 31, 1999, noninterest income totaled $141,856 compared to $129,310 for the nine months ended March 31, 1998. The slight increase in noninterest income was the result of the Corporation experiencing increases in service charges and fees and miscellaneous operating income during the 1999 period.

Noninterest expense totaled $1,614,697 for the nine months ended March 31, 1999, compared to $1,308,400 for the same period in 1998. This increase was due primarily to increases in salaries and employee benefits, computer processing expense, legal, audit and supervisory exam fees, and other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases and the establishment of the Corporation's ESOP and RRP. The increase in legal, audit and supervisory exam fees and other expense was primarily due to the change in the Corporation's structure as a result of the Conversion.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The effective tax rate was 36.4% for the nine months ended March 31, 1999, compared to 35.3% for the nine months ended March 31, 1998. The reason for the increase in the effective tax rate is the same as the explanation for the fluctuation during the three month periods.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 1999 and 1998.

                                                                                 Nine Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                            1999             1998
                                                                            ----             ----
                                                                           (Dollars in thousands)

Net income                                                             $      1,049      $        604
Adjustments to reconcile net income to net cash from
  operating activities                                                         (139)              124
                                                                       ------------      ------------
Net cash from operating activities                                              910               728
Net cash from investing activities                                          (26,425)           (7,037)
Net cash from financing activities                                           22,288            18,843
                                                                       ------------      ------------
Net change in cash and cash equivalents                                      (3,227)           12,534
Cash and cash equivalents at beginning of period                              7,657             4,681
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $      4,430      $     17,215
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

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 1999, the Bank's regulatory liquidity was 30.81%. At such date, the Corporation had commitments to originate variable rate residential real estate mortgage loans totaling $80,000 and fixed rate residential real estate mortgage loans totaling $1,160,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Bank is required by regulations to meet certain minimum capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At March 31, 1999, and June 30, 1998, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 1999 and June 30, 1998. Management is not aware of any matter after the latest regulatory exam that would cause the Bank's capital category to change.

At March 31, 1999 and June 30, 1998, the Bank's actual capital levels and minimum required levels were:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                            (Dollars in thousands)
MARCH 31, 1999

Total capital (to risk-
  weighted assets)             $  20,748       38.6%        $   4,302        8.0%       $    5,377        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,451       38.0             2,151        4.0             3,226         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,451       19.4             4,209        4.0             5,262         5.0
Tangible capital (to
  adjusted total assets)          20,451       19.4             1,579        1.5               N/A

JUNE 30, 1998

Total capital (to risk-
  weighted assets)             $  20,749       51.3%        $   3,238        8.0%       $    4,407        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,526       50.7             1,619        4.0             2,428         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,526       25.1             3,278        4.0             4,098         5.0
Tangible capital (to
  adjusted total assets)          20,526       25.1             1,299        1.5               N/A


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The Bank currently meets all of its capital requirements and, unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank may pay dividends in accordance with the foregoing provisions of OTS regulations.

In October 1998, the Bank agreed to acquire real estate in West Lafayette, Ohio and announced plans to construct a new, full-service branch banking office. The total projected cost of the branch banking office is expected to be $782,000. As of March 31, 1999, the Bank had paid costs of $135,998 related to this office.

In October 1998, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a six-month period. As of March 31, 1999, 42,070 shares have been purchased under the 5% repurchase.

On April 7, 1999, the Corporation declared a special cash distribution in the amount of $4.00 per share to each shareholder of record on April 30, 1999, with a payable date of May 14, 1999. Management expects that a portion of the distribution will be a nontaxable return of capital and that the exact amount that will be considered nontaxable will be announced by the Corporation after the conclusion of its operating results for its tax year ending December 31, 1999.


YEAR 2000 CONSIDERATIONS

The Bank's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Bank can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. The Bank uses the services of a nationally recognized data processing service bureau that specializes in data processing for financial institutions. In addition to its basic operating activities, the Bank's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees upon computer systems.

The Bank has identified three companies whose services are deemed critical to the mission of the Bank. All three mission critical systems have been tested for Year 2000 compliance with no Year 2000 problems being noted. As a contingency plan, however, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material adverse effect on the Bank's operations. The expense of such a change in suppliers or servicers is not expected to be material to the Bank. The Bank has examined its computer hardware and software and determined that it will cost approximately $15,000 to make such systems Year 2000 compliant. Approximately $12,000 of the $15,000 has been incurred as of March 31, 1999.

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

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           No matters to be reported.

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1999.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May 11, 1999                  /s/ Robert C. Hamilton
       ------------------------      ------------------------------------------
                                     Robert C. Hamilton
                                     President and Chief Executive Officer





Date: May 11, 1999                   /s/ Preston W. Bair
      -------------------------      ------------------------------------------
                                     Preston W. Bair
                                     Secretary, Treasurer and Chief
                                     Financial Officer






--------------------------------------------------------------------------------

                                  (Continued)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                   PAGE NUMBER
------          -----------                                   -----------

   27           Financial Data Schedule                           28







--------------------------------------------------------------------------------