Form 10KSB40
period 1999-06-30
HOME LOAN FINANCIAL CORP
filed 1999-09-27
CIK 1050894

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ___________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's revenues for the fiscal year ended June 30, 1999, were $7,114,253.

Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the Registrant on September 20, 1999, was $14.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

As of September 20, 1999, there were 1,991,145 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Portions of 1999 Annual Report to Shareholders Part III of Form 10-KSB - Portions of Proxy Statement for
                     the 1999 Annual Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                                  Yes        No    X
                                       ---        ---

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Home Loan Financial Corporation ("HLFC") was incorporated under Ohio law in December 1997 for the purpose of purchasing all of the capital stock of The Home Loan Savings Bank (the "Bank") issued in connection with the conversion of the Bank from mutual to stock form (the "Conversion") together referred to as the Corporation. On March 25, 1998, the effective date of the Conversion, HLFC acquired 100 common shares of the Bank. The principal business of HLFC since the effective date of the Conversion has been holding all of the issued and outstanding shares of the Bank.

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

The Bank conducts business from its main office and one full-service branch, both located in Coshocton, Ohio. The principal business of the Bank is the origination of permanent mortgage loans on one- to four-family residential real estate located in the Bank's primary market area, which consists of Coshocton County, Ohio. The Bank also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates commercial loans and various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans, credit cards and loans for commercial business purposes. For liquidity and interest rate risk management purposes, the Bank invests in interest-bearing deposits in other financial institutions and U.S. Treasury and agency securities and mortgage-backed and related securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC in the SAIF, principal repayments of loans, maturities of securities and borrowings from the FHLB.

Interest on loans and other investments is the Bank's primary source of income. The Bank's principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on the net interest income of the Bank, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowings. Like most thrift institutions, the Bank's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.


PRIMARY MARKET AREA

The Bank's primary market area for lending and deposits is Coshocton County, Ohio. The City of Coshocton, in which the Bank's two offices are located, is the county seat of Coshocton County. Coshocton is approximately 35 miles north of Zanesville, Ohio, and approximately 75 miles east of Columbus, Ohio.


--------------------------------------------------------------------------------

LENDING ACTIVITIES

GENERAL. The Bank's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in the Bank's primary market area. The Bank also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans, credit cards and loans for commercial business purposes.


LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Bank's loan portfolio at the dates indicated:

                                                   At June 30,
                                       ----------------------------------------
                                              1999                 1998
                                       ----------------------------------------
                                                 Percent of          Percent of
                                        Amount  total loans  Amount  total loans
                                       -------- -----------  ------  -----------
                                                 (Dollars in thousands)
 Real estate loans:
      One- to four-family           $   50,060    66.72% $   39,552    67.93%
      Home equity                        1,812     2.42       1,528     2.62
      Nonresidential                     5,445     7.26       4,307     7.40
      Construction and land              3,940     5.25       2,055     3.53
                                    ----------  -------  ---------- --------

         Total real estate loans        61,257    81.65      47,442    81.48

 Commercial loans                        2,877     3.83       1,429     2.46

 Consumer loans:
      Home improvement                   4,478     5.97       3,993     6.86
      Automobile loans                   3,408     4.54       2,997     5.15
      Loans on deposits                    413     0.55         422     0.72
      Credit card                          436     0.58         411     0.71
      Other consumer loans               2,157     2.88       1,528     2.62
                                    ----------  -------  ---------- --------

         Total consumer loans           10,892    14.52       9,351    16.06
                                    ----------  -------  ---------- --------

 Total loans                            75,026   100.00%     58,222   100.00%
                                                =======             ========

 Less:
      Net deferred loan fees and          (148)                (121)
      costs Loans in process            (1,486)              (1,054)
      Allowance for loan losses           (323)                (223)
                                    ----------           ----------

         Net loans                  $   73,069           $   56,824
                                    ==========           ==========


--------------------------------------------------------------------------------

LOAN MATURITY. The following table sets forth certain information as of June 30, 1999, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                            Due during     Due between
                             the year       7/1/00       Due after
                         ending 6/30/00   and 6/30/04     6/30/04       Total
                         --------------   -----------    ---------     -------
                                              (In thousands)
Real estate loans:
    One- to four-family    $     114      $     633     $ 49,313     $   50,060
    Home equity                  262            112        1,438          1,812
    Nonresidential                --             60        5,385          5,445
    Construction and land      2,791              4        1,145          3,940
Commercial loans                 559          1,843          475          2,877
Consumer loans                 2,868          5,196        2,828         10,892
                           ---------      ---------     --------     ----------
       Total               $   6,594      $   7,848     $ 60,584     $   75,026
                           =========      =========     ========     ==========

The next table sets forth the dollar amount of all loans due after June 30, 2000, which have fixed interest rates and have adjustable interest rates:

                                          Due after June 30, 2000
                                          -----------------------
                                              (In thousands)

         Fixed rate of interest                  $   24,197
         Adjustable rate of interest                 44,235
                                                 ----------
                                                 $   68,432
                                                 ==========

LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 1999, the Bank's one- to four-family residential real estate loans totaled approximately $50.1 million, or 66.72% of total loans.

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

The Bank currently offers fixed-rate mortgage loans and adjustable-rate mortgage ("ARM") loans for terms of up to 30 years. The interest-rate adjustment periods on ARMs are typically one or three years, although most adjustable-rate loans originated by the Bank are one-year ARMs. The maximum interest-rate adjustment on most ARMs is 2% on any adjustment date and a total of 6% over the life of the loan. The interest-rate adjustments on one-year and three-year ARMs presently offered by the Bank are indexed to the weekly average rate on one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index.

--------------------------------------------------------------------------------

HOME EQUITY LOANS. The Bank makes closed-end home equity loans in amounts which, when added to the prior indebtedness secured by the real estate, do not exceed 80% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable rates of interest. Effective January 1998, rate adjustments on home equity loans were at the National City Bank prime rate with closing fees waived if the initial borrowing was $5,000 or more. Prior to January 1998, rate adjustments on home equity loans were determined by adding 1% for loans under $20,000 or .75% for loans over $20,000 to the National City Bank prime rate. At June 30, 1999, approximately $1.8 million, or 2.42%, of the Bank's portfolio consisted of home equity loans.


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

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 1999, the Bank's largest loan secured by nonresidential real estate was approximately $785,000 and such loan was performing according to its terms.

At June 30, 1999, approximately $5.4 million, or 7.26%, of the Bank's total loans were secured by mortgages on nonresidential real estate.


CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate and commercial real estate. Due to a lack of residential development in the Bank's primary market area, no construction loans have been made to builders or developers. During the first six months, while the residence or commercial building is being constructed, the borrower is required to pay interest only. Single-family residential construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Permanent financing on commercial real estate loans is generally tied to the National City Bank prime rate. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At June 30, 1999, the Bank had approximately $2.8 million, or 3.72% of its total loans, invested in construction loans.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because construction loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

--------------------------------------------------------------------------------

The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms up to 15 years and require an LTV of 75% or less. At June 30, 1999, approximately $1.1 million, or 1.53%, of the Bank's total loans were secured by land loans made to individuals intending to construct and occupy single-family residences on the properties.


COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70-75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the prime rate.

At June 30, 1999, the Bank had approximately $2.9 million, or 3.83% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by property such as trucks and equipment.
The Bank intends to increase its commercial lending activity.

Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions.


CONSUMER LOANS. The Bank originates various types of consumer credit loans, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans and credit cards. Consumer loans are made at fixed rates of interest for terms of up to ten years. The Bank requires a 20% down payment on loans secured by automobiles.

Since June 1993, the Bank has offered Mastercard(R) cards to qualified customers. The Bank's credit cards are processed by an unaffiliated third party that receives a fee for such service.

Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although the Bank has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

At June 30, 1999, the Bank had approximately $10.9 million, or 14.52% of its total loans, invested in consumer loans.


LOAN SOLICITATION AND PROCESSING. Loan originations are generally obtained from existing customers and members of the local community and from referrals from real estate brokers, lawyers, accountants, and current and former customers. The Bank also advertises in the local print media and radio.

In underwriting real estate loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by a certified fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Bank's underwriting guidelines, which are established annually by the Board of Directors. The Bank's loan officers have authority to approve loans up to $100,000. The President of the Bank has authority to approve all loans up to $500,000. The Executive Committee of the Board of Directors may approve loans up to $1,000,000, and loans over $1,000,000 must be approved by the full Board of Directors.

--------------------------------------------------------------------------------

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

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. The President of the Bank has authority to approve consumer loans of up to $500,000. The Bank's loan officers have the authority to approve secured consumer loans up to $100,000, and unsecured consumer loans up to $10,000. The Executive Committee has authority to approve consumer loans up to $1,000,000. Consumer loans over $1,000,000 must be approved by the full Board of Directors.


LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, the Bank does not originate loans in conformity with secondary market standards and has sold no loans in recent years. The Bank has, however, established relationships with entities which purchase loans in the secondary market and the Bank may, in the future, originate loans in conformity with the standards of the Federal Home Loan Mortgage Corporation (the "FHLMC") and may sell some of such loans. The Bank has not purchased any loans in recent years. However, the Bank has purchased participation interests in loans periodically.

The following table presents the Bank's total loan origination and repayment activity for the periods indicated:

                                                         Year ended June 30,
                                                           1999         1998
                                                           (In thousands)
         Loans originated:
             One- to four-family                      $   20,525   $   11,884
             Home equity                                   1,222          990
             Nonresidential                                3,171        1,222
             Construction and land                         2,765        1,582
             Commercial                                    2,461          875
             Consumer                                      6,210        4,805
                                                      ----------   ----------
                Total loans originated                    36,354       21,358

         Loans purchased                                      --           --
         Loans sold                                           --           --
         Principal repayments                            (19,550)     (12,907)
         (Increase) decrease in other items, net(1)         (559)        (927)
                                                      ----------   ----------
         Net increase                                 $   16,245   $    7,524
                                                      ==========   ==========

         (1) Consists of net deferred loan fees and costs, loans in process and allowance for loan losses.

At June 30, 1999, the Bank had $1.8 million of outstanding commitments to originate loans, $2.3 million available to borrowers under lines of credit and $1.1 million available to customers under credit card arrangements. At June 30, 1999, the Bank had $1.5 million in undisbursed funds related to construction loans.


--------------------------------------------------------------------------------

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

Based on such limits, the Bank was able to lend approximately $3.1 million to one borrower at June 30, 1999. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 1999, was $1,849,000, which consisted of six loans, secured by commercial property, equipment, accounts receivable and the borrower's residence. At June 30, 1999, such loans were performing in accordance with their terms.


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

The following table reflects the amount of loans in a delinquent status at the dates indicated:


                                                                    At June 30,
                                     ---------------------------------------------------------------------
                                                   1999                                 1998
                                     ----------------------------------   --------------------------------
                                                            Percent of                            Percent of
                                                               total                                 total
                                      Number      Amount       loans       Number      Amount        loans
                                      ------      ------       -----       ------      ------        -----
                                                              (Dollars in thousands)
         Loans delinquent for:
             30-59 days                    13    $     150      0.20%            14   $     164       0.28%
             60-89 days                     8           90      0.12             16         240       0.41
             90 days or over                3          133      0.18              9         245       0.42
                                     --------    ---------   -------      ---------   ---------   --------
         Total delinquent loans            24    $     373      0.50%            39   $     649       1.11%
                                     ========    =========   =======      =========   =========   ========

Nonperforming assets include nonaccruing loans, accruing loans that are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

--------------------------------------------------------------------------------

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

                                                               At June 30,
                                                      --------------------------
                                                           1999          1998
                                                           ----          ----
                                                        (Dollars in thousands)

  Total nonaccrual loans                               $       --   $        --
  Accruing loans delinquent 90 days or more                   133           245
                                                       ----------   -----------
  Total nonperforming loans                                   133           245
  Real estate owned                                            --            --
                                                       ----------   -----------
  Total nonperforming assets                           $      133   $       245
                                                       ==========   ===========

  Allowance for loan losses                            $      323   $       223

  Nonperforming assets as a percent of total assets         0.12%          0.30%
  Nonperforming loans as a percent of gross loans(1)        0.18%          0.43%
  Allowance for loan losses as a percent of nonper-       242.75%         91.23%
     forming loans
  (1) Gross loans are stated at unpaid principal balances.

Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 1999, the Bank had no real estate acquired in settlement of loans.

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

--------------------------------------------------------------------------------
                                                                              8.

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                          At June 30,
                                                          -----------
                                                        1999      1998
                                                        ----      ----
                                                       (In thousands)
         Classified assets:
             Substandard                             $   133   $   245
             Doubtful                                     --        --
             Loss                                         --        --
                                                     -------   -------
                Total classified assets              $   133   $   245
                                                     =======   =======

The Bank analyzes each classified asset on a quarterly basis to determine whether changes in its classification are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

The Bank establishes a general allowance for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Bank establishes a specific allowance for loan losses for 100% of the portion of the asset classified loss or charges-off the portion of any real estate loan deemed to be uncollectible.


ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience, and probable losses arising from specific problem assets. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which could result in the establishment of an additional allowance based upon the judgment of the OTS.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                         Year ended June 30,
                                                       ----------------------
                                                           1999      1998
                                                           ----      ----
                                                       (Dollars in thousands)

  Balance at beginning of period                         $   223   $   119
  Charge-offs                                                (23)      (18)
  Recoveries                                                   3         2
                                                         -------   -------
  Net (charge-offs) recoveries                               (20)      (16)
  Provision for loan losses                                  120       120
                                                         -------   -------

  Balance at end of period                               $   323   $   223
                                                         =======   =======

  Ratio of net charge-offs to average gross loans
     outstanding during the period, net of loans
     in process and deferred loan fees and costs            0.03%     0.03%

  Ratio of allowance for loan losses to loans, net
     of loans in process                                    0.44%     0.39%

--------------------------------------------------------------------------------

The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management's assessment of the risk characteristics of each of the components of the total loan portfolio and are subject to changes as and when the risk factors of each such component changes. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.


                                                At June 30,
                         ----------------------------------------------------
                                     1999                       1998
                                   --------                   --------
                                       Percent of                 Percent of
                                      loans in each              loans in each
                                       category to                category to
                            Amount     total loans     Amount     total loans
                          ---------    -----------    ---------   ------------
                                          (Dollars in thousands)
    Real estate loans     $     169        81.65%     $     145        81.48%
    Commercial loans             29         3.83             14         2.46
    Consumer loans               65        14.52             58        16.06
    Unallocated                  60           --              6           --
                          ---------    ---------      ---------   ----------
        Total             $     323       100.00%     $     223       100.00%
                          =========    =========      =========   ==========


INVESTMENT ACTIVITIES

GENERAL. Federal regulations and Ohio law permit the Bank to invest in various types of securities, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities, and certain other specified investments. The Board of Directors of the Bank has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. agency and federally-sponsored corporation obligations, municipal obligations, mortgage-backed and related securities, bankers' acceptances, mutual funds, federal funds and term deposits. The Bank's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety.

As of June 30, 1999, the Bank's securities portfolio was comprised of FHLB stock, U.S. Treasury and agency securities, and mortgage-backed and related securities with an aggregate market value of $24.6 million. The Bank's securities at June 30, 1999, did not include securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the U.S. Government.


--------------------------------------------------------------------------------

The following table sets forth the composition of the Bank's interest-bearing deposits and securities portfolio, including those designated as available for sale, at the dates indicated:

                                                                                    At June 30,
                                         -------------------------------------------------------------------------------------------
                                                              1999                                               1998
                                         -----------------------------------------------   -----------------------------------------
                                          Carrying     % of           Fair       % of        Carrying   % of        Fair     % of
                                            value      total          value      total         value    total       value    total
                                            -----      -----          -----      -----         -----    -----       -----    -----
                                                                              (Dollars in thousands)
Interest-bearing deposits:
   Interest-bearing demand deposits      $      40       0.13%    $      40        0.13%   $     534      2.34%  $    534      2.34%
   Interest-bearing deposits in other
     financial institutions                     35       0.11            35        0.11        2,037      8.94      2,037      8.94
   Overnight deposits                        3,500      11.14         3,500       11.14        1,000      4.39      1,000      4.39
   Federal funds                             3,200      10.18         3,200       10.18        4,800     21.07      4,800     21.07
                                         ---------   --------     ---------   ---------    ---------  --------   --------  --------
     Total interest-bearing deposits         6,775      21.56         6,775       21.56        8,371     36.74      8,371     36.74

Securities available for sale:
   U.S. Treasury securities                    251       0.80           251        0.80        5,519     24.22      5,519     24.22
   U.S. Government agency securities         2,719       8.65         2,719        8.65        8,500     37.31      8,500     37.31
   FLHB stock                                1,431       4.55         1,431        4.55          393      1.73        393      1.73
                                         ---------   --------     ---------   ---------    ---------  --------   --------  --------
     Total securities                        4,401      14.00         4,401       14.00       14,412     63.26     14,412     63.26
                                         ---------   --------     ---------   ---------    ---------  --------   --------  --------

   Mortgage-backed securities:
     GNMA                                      341       1.09           341        1.09           --        --         --        --
     FNMA                                      544       1.73           544        1.73           --        --         --        --
     FHLMC                                  19,363      61.62        19,363       61.62           --        --         --        --
                                         ---------   --------     ---------   ---------    ---------  --------   --------  --------
       Total mortgage-backed securities     20,248      64.44        20,248       64.44           --        --         --        --
                                         ---------   --------     ---------   ---------    ---------  --------   --------  --------

Total securities available for sale         24,649      78.44        24,649       78.44       14,412     63.26     14,412     63.26
                                         ---------   --------     ---------   ---------    ---------  --------   --------  --------

Total                                    $  31,424     100.00%    $  31,424      100.00%   $  22,783    100.00%  $ 22,783    100.00%
                                         =========   ========     =========   =========    =========  ========   ========  ========

--------------------------------------------------------------------------------

The maturities of the Bank's interest-bearing deposits and securities at June 30, 1999 are indicated in the following table:


                                                                                   At June 30, 1999
                                        -------------------------------------------------------------------------------------------
                                                               After one through      Not due at a
                                         One year or less         five years         single maturity            Total
                                        ------------------    ------------------  ------------------  -----------------------------
                                       Carrying    Average    Carrying   Average  Carrying   Average  Carrying   Fair     Weighted
                                         value      yield       value     yield     value     yield     value    value average yield
                                       --------   --------   ---------  --------  --------   -------  --------  ------ -------------
                                                                             (Dollars in thousands)

Interest-bearing deposits:
   Interest-bearing demand deposits    $      40     4.38%   $    --      --%  $     --        --%   $     40  $     40      4.38%
   Interest-bearing deposits in other
     financial institutions                   35     4.60         --      --         --        --          35        35      4.60
   Overnight deposits                      3,500     5.06         --      --         --        --       3,500     3,500      5.06
   Federal funds                           3,200     5.06         --      --         --        --       3,200     3,200      5.06
                                       ---------  -------    -------  ------   --------   -------    --------  --------   -------
     Total interest-bearing deposits       6,775     5.06         --      --         --        --       6,775     6,775      5.06

Securities available for sale:
   U.S. Treasury securities                  251     6.27         --      --         --        --         251       251      6.27
   U.S. Government agency securities          --       --      2,719    5.82         --        --       2,719     2,719      5.82
   FHLB stock                                 --       --         --      --      1,431      7.00       1,431     1,431      7.00
                                       ---------  --------   -------  ------   --------   -------    --------  --------   -------
     Total securities                        251     6.27      2,719    5.82      1,431      7.00       4,401     4,401      6.23

   Mortgage-backed securities:
     GNMA                                     --       --         --      --        341      6.00         341       341      6.00
     FNMA                                     --       --         --      --        544      6.50         544       544      6.50
     FHLMC                                    --       --         --      --     19,363      6.50      19,363    19,363      6.50
                                       ---------  -------    -------  ------   --------   -------    --------  --------   -------
       Total mortgage-backed securities       --       --         --      --     20,248      6.49      20,248    20,248      6.49

Total securities available for sale          251     6.27      2,719    5.82     21,679      6.53      24,649    24,649      6.44
                                       ---------  -------    -------  ------   --------   -------    --------  --------   -------

Total interest-bearing deposits and    $   7,026     5.10%   $ 2,719    5.82%  $ 21,679      6.53%   $ 31,424  $ 31,424      6.15%
   securities                          =========  =======    =======  ======   ========   =======    ========  ========   =======

--------------------------------------------------------------------------------

DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. The Bank also borrows from the FHLB as a source of funds.


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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated:

                                                                  At June 30,
                                                ---------------------------------------------------
                                                      1999                      1998
                                                ----------------------  ----------------------------
                                                            Percent                    Percent
                                                           of total                   of total
                                                Amount     deposits     Amount        deposits
                                                -------    --------     -------      ----------
                                                  (Dollars in thousands)
    Transaction accounts:
        Noninterest-bearding demand
          deposit accounts                    $  3,115         5.51%   $   3,141         6.47%
        NOW accounts(1)                          4,396         7.78        3,892         8.02
        Savings accounts (2)                    11,859        20.99       11,034        22.73
        Money market accounts(3)                 9,541        16.89        4,361         8.99
                                              --------    ---------    ---------   ----------
           Total transactions accounts          28,911        51.17       22,428        46.21

    Certificates of deposit:
        4.00% or less                               55         0.10           37         0.07
        4.01% - 6.00%                           23,923        42.35       20,045        41.30
        6.01% - 8.00%                            3,306         5.85        5,728        11.80
        Over 8.00%                                 300         0.53          300         0.62
                                              --------    ---------    ---------   ----------
           Total certificates of deposit(4)     27,584        48.83       26,110        53.79
                                              --------    ---------    ---------   ----------

    Total deposits                            $ 56,495       100.00%   $  48,538       100.00%
                                              ========    =========    =========   ==========

(1) The weighted average rate on NOW accounts was 2.02% and 2.04% at June 30, 1999 and 1998.
(2) The weighted average rate on savings accounts was 2.50% and 2.50% at June 30, 1999 and 1998.
(3) The weighted average rate on money market accounts was 4.59% and 4.91% at June 30, 1999 and 1998.
(4) The weighted average rate on all certificates of deposit was 5.50% and 5.93% at June 30, 1999 and 1998.

--------------------------------------------------------------------------------

The following table shows rate and maturity information for the Bank's certificates of deposit at June 30, 1999:

                                                   At June 30, 1999
                                    --------------------------------------------
                                                  Over
                                      Up to     1 year to     Over
        Rate                        one year     2 years     2 years     Total
        ----                        --------     -------     -------     -----
                                                  (In thousands)

  4.00% or less                    $       55  $      --   $      --  $       55
  4.01% to 6.00%                       14,414      7,992       1,517      23,923
  6.01% to 8.00%                        2,918        388          --       3,306
  Over 8.00%                              300         --          --         300
                                   ----------  ---------   ---------  ----------
    Total certificates of deposit  $   17,687  $   8,380   $   1,517  $   27,584
                                   ==========  =========   =========  ==========

At June 30, 1999, approximately $17.7 million of the Bank's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity.

The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1999:

                 Maturity                        Amount
                 --------                    --------------
                                             (In thousands)

         Three months or less                  $      329
         Over 3 months to 6 months                    100
         Over 6 months to 12 months                   718
         Over 12 months                             1,031
                                               ----------

             Total                             $    2,178
                                               ==========

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

The following table sets forth the Bank's deposit account balance activity for the periods indicated:


                                                       Year ended June 30,
                                                   --------------------------
                                                      1999             1998
                                                      ----             -----
                                                     (Dollars in thousands)
   Beginning balance                             $    48,538       $    49,235
   Increase (decrease) before interest credited        6,860            (1,946)
                                                 -----------       -----------
   Net deposits before interest credited              55,398            47,289
   Interest credited                                   1,097             1,249
                                                 -----------       -----------
   Ending balance                                $    56,495       $    48,538
                                                 ===========       ===========

   Net increase (decrease)                       $     7,957       $      (697)
                                                 ===========       ===========
   Percent increase (decrease)                         16.39%            (1.42)%
                                                 ===========       ===========


--------------------------------------------------------------------------------

BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At June 30, 1999, the Bank complied with the QTL test and had $28.2 million outstanding in advances from the FHLB.

At June 30, 1999, HLFC had two $2,000,000 lines of credit with another financial institution. Borrowings outstanding on these lines of credit totaled $2,000,000 (unsecured) and $350,000 (secured). Both lines of credit expire one year from the original date of the agreement, which is May 10, 2000 and May 28, 2000. Interest on the lines of credit adjusts daily at the prime rate as published in The Wall Street Journal. Interest payments are due monthly and any outstanding principal is due at expiration.

The following table sets forth the maximum month-end and average balance of borrowings for the periods indicated:

                                                      Year ended June 30,
                                                      -------------------
                                                    1999             1998
                                                    ----             ----
                                                    (Dollars in thousands)

   Balance at period end:
       FHLB advances                             $    28,200    $     1,000
       Other borrowings                                2,350             --

   Maximum balance at any month end during
     the period:
       FHLB advances                             $    28,200    $     1,000
       Other borrowings                                2,350             --

   Average balance for the period:
       FHLB advances and other borrowings        $     8,922    $       290
       Weighted average rate                            5.30%          5.63%


COMPETITION

The Bank faces competition for deposits and loans from other savings and loan associations and banks in the Bank's primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The Bank does not offer all of the products and services offered by some of its competitors, particularly commercial banks.


EMPLOYEES

At June 30, 1999, the Bank had 25 full-time equivalent employees and three part-time employees.

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

The Bank has identified three companies whose services are deemed critical to the mission of the Bank. All three mission critical systems have been tested for Year 2000 compliance with no Year 2000 problems being noted. As a contingency plan, however, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established by the same or different providers. The Bank does not anticipate that short-term manual systems resulting from a change in suppliers or servicers would have a material adverse effect on the Bank's operations, although it cannot guarantee that it will not. The Bank has incurred approximately $15,000 to make such systems Year 2000 compliant. The Bank does not anticipate any additional material costs necessary to make such systems Year 2000 compliant.

In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Bank's significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow, although no guarantee can be provided in that regard.


                                   REGULATION

GENERAL

As a savings and loan association incorporated under the laws of Ohio, the Bank is subject to regulation, examination and oversight by the OTS and the Division. Because the Bank's deposits are insured by the FDIC, the Bank also is subject to general oversight by the FDIC. The Bank must file periodic reports with the OTS, the Division and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Bank complies with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB of Cincinnati.

HLFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, HLFC is subject to regulation, examination, and oversight by the OTS and is required to submit periodic reports to the OTS. Because HLFC and the Bank are corporations organized under Ohio law, they are also subject to the provisions of the Ohio Revised Code applicable to corporations generally.


--------------------------------------------------------------------------------

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

The Division conducts regular examinations of the Bank approximately once every 18 months. Such examinations are usually conducted jointly with one or both federal regulators. The Division imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.


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


REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk).

The Bank is also required to meet minimum core capital requirements. Effective April 1, 1999, savings associations with the highest examination rating must maintain core capital (which for the Bank consists solely of tangible capital) of at least 3% of their adjusted total assets. Those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core

--------------------------------------------------------------------------------
capital of at least 4%. Depending on the association's examination rating and overall risk, the OTS may require a higher core capital ratio.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 1999, met the standards for a well-capitalized institution.

Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized.


LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of the Bank at June 30, 1999, was 17.48%, which exceeded the then applicable 4% liquidity requirement.


QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student, and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL test will not be eligible for new FHLB advances. At June 30, 1999, the Bank met the QTL test.


--------------------------------------------------------------------------------

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at June 30, 1999.

All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. HLFC is an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank complied with these requirements and restrictions at June 30, 1999.


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

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

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

--------------------------------------------------------------------------------

HOLDING COMPANY REGULATION. HLFC is a savings and loan holding company within the meaning of the HOLA. As such, HLFC is registered with the OTS and subject to OTS regulations, examination, supervision, and reporting requirements.

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

HLFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of HLFC and its affiliates may be imposed on the savings and loan association. However, if the savings and loan association subsidiary of a unitary holding company fails to meet the QTL, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1999, the Bank met the QTL test. See "Qualified Thrift Lender Test."

Congress is considering legislation which may limit HLFC's ability to engage in activities not related to banking. HLFC cannot predict if and in what form these proposals might become law. HLFC does not currently conduct any activities that are not related to banking.

If HLFC were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, HLFC would become a multiple savings and loan holding company and would generally be subject to activity restrictions.

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

--------------------------------------------------------------------------------

FDIC REGULATIONS

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

The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. SAIF assessments for healthy institutions are $.064 per $100 in deposits.


FRB REGULATIONS

FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts over $46.5 million. At June 30, 1999, the Bank complied with this reserve requirement.


FEDERAL HOME LOAN BANKS

The FHLBs provide credit to their members in the form of advances. See " Deposits and Borrowings." The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1,430,500 at June 30, 1999.

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

--------------------------------------------------------------------------------

                                    TAXATION

FEDERAL TAXATION

HLFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, HLFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Based on the Bank's average gross receipts of $4.89 million for the three tax years ending on February 28, 1998, the Bank would qualify as a small corporation exempt from the alternative minimum tax.

Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of
Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method.

The Small Business Act eliminated the percentage of taxable-income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

--------------------------------------------------------------------------------

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

For taxable years that began on or after January 1, 1996, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to HLFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1999, the Bank's pre-1988 reserves for tax purposes totaled approximately $1.5 million. The Bank believes it had approximately $9.1 million of accumulated earnings and profits for tax purposes as of June 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

The tax returns of the Bank have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.


--------------------------------------------------------------------------------

OHIO TAXATION

HLFC is subject to the Ohio corporation franchise tax, which, as applied to HLFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 and (ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

A special litter tax is also applicable to all corporations, including HLFC, subject to the Ohio Corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable-net-worth.

Certain holding companies, such as HLFC, will qualify for complete exemption from the net worth tax if certain conditions are met. HLFC will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% for 1999 and 1.3% for 2000 and thereafter of the Bank's apportioned book net worth, determined in accordance with Generally Accepted Accounting Principles, less any statutory deduction. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


ITEM 2. - DESCRIPTION OF PROPERTY

The following table sets forth certain information at June 30, 1999, regarding the properties on which the main office and the branch office of the Bank are located:


                                 Owned or    Date       Net book
                Location          leased   acquired       value       Deposits
                --------         --------  --------     --------     ----------
                                                                  (In thousands)

   401 Main Street               Owned      1924      $  231,000      $   46,165
   Coshocton, Ohio  43812-1580

   590 Walnut Street             Owned      1985      $  203,000      $   10,330
   Coshocton, Ohio 43812-1632

In addition, the Bank purchased land and construction is in progress for a new branch facility in West Lafayette, Ohio. The branch should be open in the fall of 1999. Total land and construction costs as of June 30, 1999 were $308,000


ITEM 3. - LEGAL PROCEEDINGS

HLFC and the Bank are not presently involved in any material legal proceedings. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

--------------------------------------------------------------------------------

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1999 (the "Annual Report") under the caption "Market Price of the Corporation's Common Shares and Related Shareholder Matters" is incorporated herein by reference.


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7. - FINANCIAL STATEMENTS

The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated July 22, 1999, are incorporated herein by reference.


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of HLFC (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.


ITEM 10. - EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.


ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

--------------------------------------------------------------------------------

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


ITEM 13. - EXHIBITS AND REPORTS ON FROM 8-K

(a)      EXHIBITS

         3           Articles of Incorporation and Code of Regulations

         13 1999 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

         10          Employment Contract for Robert C. Hamilton

         20          Proxy Statement for 1999 Annual Meeting of Shareholders

         21          Subsidiaries of Home Loan Financial Corporation

         27          Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by HLFC during the quarter ended June 30, 1999.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HOME LOAN FINANCIAL CORPORATION


                          By:/s/ Robert C. Hamilton
                             ------------------------
                             Robert C. Hamilton, President
                             (Principal Executive Officer)

                          Date: September 14, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert C. Hamilton                     /s/ Preston W. Bair
--------------------------                 ----------------------------
Robert C. Hamilton,                        Preston W. Bair,
President and Director                     Treasurer
                                           (Principal Financial Officer)

Date: September 14, 1999                   Date: September 14, 1999



/s/ Neal J. Caldwell                       /s/ Charles H. Durmis
--------------------------                 ----------------------------
Neal J. Caldwell                           Charles H. Durmis
Director                                   Director


Date: September 14, 1999                   Date: September 14, 1999



/s/ Robert D. Mauch                        /s/ Douglas L. Randles
--------------------------                 ----------------------------
Robert D. Mauch                            Douglas L. Randles
Director                                   Director


Date: September 14, 1999                   Date: September 14, 1999

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER        DESCRIPTION                         PAGE NUMBER
-------       -----------                         -----------
  3.1   Articles of Incorporation of        Incorporated by reference to the Registration Statement on
        HomeLoan Financial Corporation      Form S-1 filed by HLFC on December 16, 1997 (the "S-1")
                                            with the Securities and Exchange Commission (the "SEC"),
                                            Exhibit 3.1.

  3.2   Certificate of Amendment to         Incorporated by reference to Pre-Effective Amendment No. 1
        Articles of Incorporation of        to the S-1 filed with the SEC on February 3, 1998
        Home Loan Financial Corporation     ("Pre-Effective Amendment No. 1"), Exhibit 3.2.

  3.4   Code of Regulations of Home Loan    Incorporated by reference to the S-1, Exhibit 3.3.
        Financial Corporation

  10    Employment Contract for Robert C.   Incorporated by reference to the Form 10-KSB filed by HLFC
        Hamilton                            on September 28, 1998 (the "10-KSB") with the SEC, Exhibit
                                            10.

  13    Home Loan Financial Corporation
        1999 Annual Report to Shareholders

  20    Proxy Statement for 1999 Annual
        Meeting of Shareholders

  21    Subsidiaries of Home Loan           Incorporated by reference to the 10-KSB filed with the SEC
        Financial Corporation               on September 28, 1998, Exhibit 21.

  27    Financial Data Schedule


-------------------------------------------------------------------------------
                                                                             28.