Form 10QSB
period 1999-09-30
HOME LOAN FINANCIAL CORP
filed 1999-11-12
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

     [X]                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

     [ ]                        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number:  000-23927
                         ---------

                         HOME LOAN FINANCIAL CORPORATION
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

As of November 12, 1999 the latest practical date, 1,985,645 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No     X
         ---            ---

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX


                                                                           PAGE


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.................................... 3

              Consolidated Statements of Income and Comprehensive Income..... 4

              Consolidated Statements of Changes in Shareholders' Equity..... 5

              Consolidated Statements of Cash Flows.......................... 7

              Notes to Consolidated Financial Statements .................... 8

         Item 2.   Management's Discussion and Analysis......................16

Part II - Other Information

         Item 1.   Legal Proceedings.........................................22

         Item 2.   Changes in Securities and Use of Proceeds.................22

         Item 3.   Defaults Upon Senior Securities...........................22

         Item 4.   Submission of Matters to a Vote of Security Holders.......22

         Item 5.   Other Information.........................................22

         Item 6.   Exhibits and Reports on Form 8-K..........................22

SIGNATURES ..................................................................23

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                                 September 30,          June 30,
                                                                                     1999                 1999
                                                                                     ----                 ----
ASSETS
Cash and due from banks                                                      $       1,598,031    $       1,824,130
Interest-bearing deposits in other banks                                                    --               39,818
Overnight deposits                                                                          --            3,500,000
Federal funds sold                                                                          --            3,200,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                 1,598,031            8,563,948
Interest-bearing time deposits                                                          35,632               35,152
Securities available for sale                                                        2,960,837            2,969,723
Mortgage-backed securities available for sale                                       19,846,501           20,248,220
Federal Home Loan Bank stock                                                         1,456,600            1,430,500
Loans, net                                                                          76,650,291           73,068,853
Premises and equipment, net                                                            955,285              742,062
Accrued interest receivable                                                            552,718              468,664
Other assets                                                                           374,674              328,051
                                                                             -----------------    -----------------

         Total assets                                                        $     104,430,569    $     107,855,173
                                                                             =================    =================


LIABILITIES
Deposits                                                                           $56,850,397      $    56,494,543
Federal Home Loan Bank advances                                                     24,500,000           28,200,000
Other borrowings                                                                     2,475,000            2,350,000
Accrued interest payable                                                               510,705              526,693
Accrued expenses and other liabilities                                                 384,005              384,941
                                                                             -----------------    -----------------
     Total liabilities                                                              84,720,107           87,956,177

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                          --                   --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                   --                   --
Additional paid-in capital                                                          14,059,203           14,060,770
Retained earnings - substantially restricted                                        12,278,561           12,154,493
Unearned employee stock ownership plan shares                                       (2,067,837)          (2,109,864)
Unearned recognition and retention plan shares                                        (976,869)          (1,024,269)
Treasury stock, at cost - 257,105 shares at September 30, 1999
  and 219,205 shares at June 30, 1999                                               (3,225,335)          (2,852,948)
Accumulated other comprehensive income                                                (357,261)            (329,186)
                                                                             ------------------   -----------------
     Total shareholders' equity                                                     19,710,462           19,898,996
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     104,430,569    $     107,855,173
                                                                             =================    =================

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                        1999            1998
                                                                                        ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                                          $  1,561,743   $  1,316,504
     Securities                                                                          392,325        208,445
     Dividends on Federal Home Loan Bank stock                                            26,141          7,182
     Interest-bearing deposits and federal funds sold                                     19,841         91,885
                                                                                       ---------      ---------
         Total interest income                                                         2,000,050      1,624,016

INTEREST EXPENSE
     Deposits                                                                            578,775        525,138
     Federal Home Loan Bank advances                                                     319,517         19,714
     Other borrowings                                                                     48,807             --
                                                                                    ------------   ------------
         Total interest expense                                                          947,099        544,852
                                                                                    ------------   ------------

NET INTEREST INCOME                                                                    1,052,951      1,079,164
Provision for loan losses                                                                 30,000         30,000
                                                                                    ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    1,022,951      1,049,164

NONINTEREST INCOME
     Service charges and other fees                                                       40,355         38,301
     Other income                                                                         17,030         12,355
                                                                                    ------------   ------------
         Total noninterest income                                                         57,385         50,656

NONINTEREST EXPENSE
     Salaries and employee benefits                                                      370,543        273,521
     Occupancy and equipment                                                              41,683         34,985
     State franchise taxes                                                                76,500         38,100
     Computer processing                                                                  28,285         30,713
     SAIF deposit insurance premiums                                                       8,316          8,413
     Legal, audit and supervisory exam fees                                               39,245         22,500
     Director fees                                                                        20,800         21,625
     Other expense                                                                        72,732         57,845
                                                                                    ------------   ------------
         Total noninterest expense                                                       658,104        487,702
                                                                                    ------------   ------------

INCOME BEFORE INCOME TAXES                                                               422,232        612,118
Income tax expense                                                                       166,300        219,600
                                                                                    ------------   ------------

NET INCOME                                                                               255,932        392,518
Other comprehensive income, net of tax                                                   (28,075)        43,139
                                                                                    ------------   ------------

COMPREHENSIVE INCOME                                                                $    227,857   $    435,657
                                                                                    ============   ============

BASIC EARNINGS PER COMMON SHARE                                                     $        .15   $        .19
                                                                                    ============   ============

DILUTED EARNINGS PER COMMON SHARE                                                   $        .14   $        .19
                                                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                                              Unrealized
                                                                                                               Gain on
                                           Additional                      Unearned     Unearned              Securities
                                             Paid-In        Retained         ESOP          RRP    Treasury     Available
                                             Capital        Earnings        Shares       Shares    Shares      for Sale      Total
                                             -------        --------        ------       ------    ------      --------      -----

Balance at July 1, 1998                   $ 21,948,437    $ 11,285,160   $ (1,678,690)  $     --       --  $   9,727   $ 31,564,634

Net income for the period                           --         392,518             --         --       --         --        392,518

Cash dividend - $.05 per share                      --        (112,413)            --         --       --         --       (112,413)

Commitment to release 2,997 ESOP shares         14,985              --         29,970         --       --         --         44,955

Change in fair value of securities
  available for sale, net of tax effects            --              --             --         --       --     43,139         43,139
                                          ------------    ------------   ------------   -------- -------- ----------  -------------

Balance at September 30, 1998             $ 21,963,422    $ 11,565,265   $ (1,648,720)  $     --       --  $  52,866   $ 31,932,833
                                          ============    ============   ============   ======== ========  =========  =============

-------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                                                                            Unrealized
                                                                                                             Gain on
                                     Additional                    Unearned       Unearned                  Securities
                                       Paid-In       Retained        ESOP            RRP       Treasury     Available
                                       Capital       Earnings       Shares         Shares       Shares       for Sale      Total
                                       -------       --------       ------         ------       ------       --------      -----

Balance at July 1, 1999            $  14,060,770  $ 12,154,493  $ (2,109,864) $ (1,024,269)  $ (2,852,948)  (329,186)  $ 19,898,996

Net income for the period                     --       255,932            --            --             --         --        255,932

Cash dividend - $.065 per share               --      (131,864)           --            --             --         --       (131,864)

Commitment to release 3,975 ESOP
  shares                                  (1,567)           --        42,027            --             --         --         40,460

Compensation expense with respect
  to recognition and retention plan           --            --            --        47,400             --         --         47,400

Purchase of 37,900 treasury shares            --            --            --            --       (372,387)        --       (372,387)

Change in fair value of securities
  available for sale, net of tax
  effects                                     --            --            --            --             --    (28,075)       (28,075)
                                   -------------  ------------  ------------  ------------   ------------   --------   ------------

Balance at September 30, 1999      $  14,059,203  $ 12,278,561  $ (2,067,837) $   (976,869)  $ (3,225,335)  (357,261)  $ 19,710,462
                                   =============  ============  ============  ============   ============   ========   ============

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                          1999              1998
                                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $       255,932    $       392,518
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                     20,700             19,500
         Securities amortization and accretion                                               378              4,819
         Provision for loan losses                                                        30,000             30,000
         FHLB stock dividends                                                            (26,100)            (7,100)
         Compensation expense for ESOP shares                                             40,460             44,955
         Compensation expense for RRP shares                                              47,400                 --
         Net change in accrued interest receivable and other assets                     (116,215)          (183,881)
         Net change in accrued expenses and other liabilities                            (16,924)            97,022
         Net change in deferred loan fees                                                  4,807              7,608
                                                                                 ---------------    ---------------
              Net cash from operating activities                                         240,438            405,441

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from maturities                                                             --          1,250,000
     Mortgage-backed securities available for sale:
         Proceeds from maturities and principal paydowns                                 367,690             31,096
         Purchases                                                                            --         (1,170,340)
     Net change in interest-bearing time deposits                                           (480)              (480)
     Net change in loans                                                              (3,616,245)        (3,705,372)
     Premises and equipment expenditures                                                (233,923)           (14,503)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                           (3,482,958)        (3,609,599)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                              355,854            288,409
     Net change in short-term FHLB advances                                           (3,700,000)                --
     Net change in other short-term borrowings                                           125,000                 --
     Proceeds from long-term FHLB advances                                                    --          2,000,000
     Cash dividends paid                                                                (131,864)          (112,413)
     Purchase of treasury stock                                                         (372,387)                --
                                                                                 ---------------    ---------------
         Net cash from financing activities                                           (3,723,397)         2,175,996
                                                                                 ---------------    ---------------

Net change in cash and cash equivalents                                               (6,965,917)        (1,028,162)

Cash and cash equivalents at beginning of period                                       8,563,948          7,657,148
                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     1,598,031    $     6,628,986
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information Cash paid during the period for:
         Interest                                                                $       963,087    $       522,405
         Income taxes                                                                    325,000            280,600

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Home Loan Financial Corporation for the fiscal year ended June 30, 1999. The accounting policies of the Home Loan Financial Corporation described in the notes to the consolidated financial statements contained in the Home Loan Financial Corporation's June 30, 1999, consolidated financial statements, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of Home Loan Financial Corporation ("HLFC") and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank") together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

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

Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

-------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Corporation's financial statements.


NOTE 2 - SECURITIES

Securities at September 30, 1999 and June 30, 1999 were as follows:

                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
SEPTEMBER 30, 1999
Securities available for sale
     U.S. Treasury notes                            $      249,925     $      387    $        --    $       250,312
     U.S. Government agencies                            2,749,117             --        (38,592)         2,710,525
                                                    --------------     ----------    -----------    ---------------
                                                    $    2,999,042     $      387    $   (38,592)   $     2,960,837
                                                    ==============     ==========    ===========    ===============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   20,349,599     $       --    $  (503,098)   $    19,846,501
                                                    ==============     ==========    ===========    ===============

JUNE 30, 1999
Securities available for sale
     U.S. Treasury notes                            $      249,703     $    1,195    $        --    $       250,898
     U.S. Government agencies                            2,749,060             --        (30,235)         2,718,825
                                                    --------------     ----------    -----------    ---------------
                                                    $    2,998,763     $    1,195    $   (30,235)   $     2,969,723
                                                    ==============     ==========    ===========    ===============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   20,717,947     $    1,617    $  (471,344)   $    20,248,220
                                                    ==============     ==========    ===========    ===============

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----

           Due in one year or less                                     $      249,925    $       250,312
           Due after one year through five years                            2,749,117          2,710,525
                                                                       --------------    ---------------
                                                                            2,999,042          2,960,837
           Mortgage-backed securities                                      20,349,599         19,846,501
                                                                       --------------    ---------------
                                                                       $   23,348,641    $    22,807,338
                                                                       ==============    ===============

No securities were sold during the three months ended September 30, 1999 or 1998.


NOTE 3 - LOANS

Loans at September 30, 1999 and June 30, 1999 were as follows:

                                                                                    September 30,        June 30,
                                                                                        1999               1999
                                                                                        ----               ----
     Residential real estate loans:
         1 - 4 family                                                              $   50,178,607   $    50,059,806
         Home equity                                                                    2,167,658         1,812,681
     Nonresidential real estate                                                         8,632,762         5,444,843
     Real estate construction                                                           2,453,369         2,791,291
     Land                                                                                 581,687         1,148,472
                                                                                     ------------       ------------
         Total real estate loans                                                       64,014,083        61,257,093
     Commercial loans                                                                   3,453,136         2,876,994
     Consumer loans:
         Home improvement                                                               4,536,886         4,477,735
         Automobile                                                                     3,622,917         3,408,549
         Deposit                                                                          454,844           412,602
         Credit card                                                                      476,488           435,749
         Other                                                                          1,810,870         2,157,295
                                                                                   --------------   ---------------
              Total consumer loans                                                     10,902,005        10,891,930
                                                                                   --------------   ---------------
     Total loans                                                                       78,369,224        75,026,017
     Less:
         Allowance for loan losses                                                       (352,940)         (322,700)
         Loans in process                                                              (1,212,544)       (1,485,822)
         Net deferred loan fees and costs                                                (153,449)         (148,642)
                                                                                   --------------   ---------------

                                                                                   $   76,650,291   $    73,068,853
                                                                                   ==============   ===============

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                           1999            1998
                                                                                           ----            ----

     Balance at beginning of period                                                $      322,700   $       223,237
     Provision for losses                                                                  30,000            30,000
     Charge-offs                                                                               --                --
     Recoveries                                                                               240               369
                                                                                   --------------   ---------------

     Balance at end of period                                                      $      352,940   $       253,606
                                                                                   ==============   ===============

As of September 30, 1999 and June 30, 1999 and for the three months ended September 30, 1999 and 1998, impaired loans were immaterial. No loans were on nonaccrual status at September 30, 1999 and June 30, 1999.

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of such legal actions is not expected to have a material effect on the Corporation's financial condition or results of operations.

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

------------------------------------------------------------------------------
                                  (Continued)
                                                                             11.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 1999 and June 30, 1999 follows:

                                                                                September 30,        June 30,
                                                                                    1999               1999
                                                                                    ----               ----
Lines of credit-variable rate                                                $     2,317,000    $    2,268,000
1-4 family residential real estate-variable rate                                   1,138,000           523,000
1-4 family residential real estate-fixed rate                                        170,000           545,000
Commercial real estate-variable rate                                               1,460,000           735,000
Credit card arrangements-fixed rate                                                1,300,000         1,119,000

The interest rates on fixed-rate commitments ranged from 7.875% to 13.90% at September 30, 1999 and 6.75% to 13.90% at June 30, 1999. The interest rates on variable rate commitments ranged from 6.75% to 7.75% at September 30, 1999 and 6.625% to 8.25% at June 30, 1999.


NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an employee stock ownership plan ("ESOP") for the benefit of substantially all employees of the Corporation. The ESOP borrowed funds from HLFC in order to acquire 179,860 common shares of HLFC at $10.00 per share. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

In May 1999, the Corporation declared and paid a $4.00 per share return of capital distribution. The ESOP received $674,812 from the return of capital distribution on 168,703 unallocated shares. The ESOP purchased an additional 54,757 shares with the proceeds from the return of capital distribution. The additional shares purchased will be held in suspense and allocated to participants in a manner similar to the original ESOP shares.

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $40,460 and $44,955 for the three months ended September 30, 1999 and September 30, 1998. The ESOP shares at September 30, 1999 and June 30, 1999 were as follows:

                                                                                September 30,           June 30,
                                                                                    1999                  1999
                                                                                    ----                  ----
         Allocated shares                                                              35,041                11,157
         Shares committed to be released for allocation                                 3,975                23,884
         Unreleased shares                                                            195,601               199,576
                                                                                -------------        --------------
         Total ESOP shares                                                            234,617               234,617
                                                                                =============        ==============

         Fair value of unreleased shares                                        $   1,858,210        $    1,871,025
                                                                                =============        ==============

NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("Plan") was approved by shareholders on October 13, 1998. A total of 224,825 common shares is available for granting stock options pursuant to the Plan. In October 1998, the Board of Directors granted options to purchase 180,170 common shares at an exercise price of $7.69, after adjustment for the return of capital distribution, to certain officers and directors of the Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. There are 44,655 shares of authorized but unissued common stock reserved for which no options have been granted. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.

NOTE 7 - RECOGNITION AND RETENTION PLAN

A Recognition and Retention Plan ("RRP") was adopted by the Board of Directors and approved by the shareholders of the Corporation on October 13, 1998 to purchase 89,390 common shares, which is equal to 4% of the common shares sold in connection with the Conversion. The RRP will be used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Corporation.

In conjunction with the adoption of the RRP on October 13, 1998, the Board of Directors awarded 72,866 shares to certain directors and officers of the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. At September 30, 1999, no shares have vested. There were 17,064 shares reserved for future awards. Compensation expense related to RRP shares is based upon the cost of the shares, which approximates fair value at the date of grant.
Compensation expense was $47,400 for the three months ended September 30, 1999.

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                           1999            1998
                                                                                           ----            ----
Basic
     Net income                                                                      $     255,932   $      392,518
                                                                                     =============   ==============

     Weighted average common shares outstanding                                          2,016,395        2,248,250
     Less:  Average unallocated ESOP shares                                               (197,638)        (166,370)
     Less:  Average nonvested RRP shares                                                   (77,712)              --
                                                                                     -------------   --------------
     Average shares                                                                      1,741,045        2,081,880
                                                                                     =============   ==============

     Basic earnings per common share                                                 $         .15   $          .19
                                                                                     =============   ==============

Diluted
     Net income                                                                      $     255,932   $      392,518
                                                                                     =============   ==============

     Weighted average common shares outstanding
       for basic earnings per common share                                               1,741,045        2,081,880
     Add:  Dilutive effects of assumed exercises of stock options                           32,304              --
                                                                                     -------------   -------------
     Average shares and dilutive potential
       common shares                                                                     1,773,349        2,081,880
                                                                                     =============   ==============

     Diluted earnings per common share                                               $         .14   $          .19
                                                                                     =============   ==============

Unearned RRP shares did not have a dilutive effect on earnings per share for the three months ended September 30, 1999, as the fair value of the RRP shares on the date of grant was greater than the average market price for the period. No RRP shares or stock options had been awarded as of September 30, 1998.

NOTE 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                           1999            1998
                                                                                           ----            ----
Net unrealized holding gains and losses on
  available-for-sale securities                                                      $     (42,536)  $       65,362
Tax effect                                                                                  14,461          (22,223)
                                                                                     -------------   --------------

Other comprehensive income                                                           $     (28,075)  $       43,139
                                                                                     =============   ==============

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of Home Loan Financial Corporation as of September 30, 1999 compared to June 30, 1999, and the consolidated results of operations for the three months ended September 30, 1999 compared with the same period in 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

Total assets at September 30, 1999 were $104.4 million compared to $107.9 million at June 30, 1999, a decrease of $3.5 million, or 3.2%. The decrease in total assets was primarily in cash and cash equivalents. These funds were used to fund loan growth and repay Federal Home Loan Bank advances. Loan growth, which totaled $3.6 million, consisted primarily of nonresidential real estate loans, which increased $3.2 million. The growth in nonresidential real estate loans was due to competitive pricing, which resulted in one large loan and several smaller loans being originated during the quarter.

Total deposits increased $0.4 million, from $56.5 million at June 30, 1999, to $56.9 million at September 30, 1999. The increase in deposits was primarily in certificate of deposits, which increased $0.9 million due to the Bank being more competitive on rates paid compared to the market. This increase was partially offset by decreases in NOW and money market accounts and savings accounts. The certificates of deposit portfolio as a percent of total deposits increased from 48.8% at June 30, 1999 to 50.0% at September 30, 1999. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

Federal Home Loan Bank ("FHLB") advances totaled $24.5 million at September 30, 1999, compared to $28.2 million at June 30, 1999, a decrease of $3.7 million. The Corporation utilized some of its liquidity to repay a portion of the borrowings under the Bank's $10 million cash-management line of credit with the FHLB. At September 30, 1999 and June 30, 1999, $2.5 million and $6.2 million was outstanding on this line. The Corporation had no changes in its long-term advances from the FHLB. The interest rates on the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Corporation. Interest rates on competing investments and general market rates of interest influence the Corporation's cost of funds. The demand for real estate loans and other types of loans influence lending activities, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

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

Net income was $255,932 for the three months ended September 30, 1999, compared to $392,518 for the three months ended September 30, 1998. The decrease in net income for the three months ended September 30, 1999 was the result of an increase in noninterest expense and a slight decrease in net interest income.

Net interest income totaled $1,052,951 for the three months ended September 30, 1999, compared to $1,079,164 for the three months ended September 30, 1998, representing a decrease of $26,213, or 2.4%. The change in net interest income is attributable to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities for the comparable periods due to a special capital distribution of $4.00 per share, or $8.5 million, paid to shareholders in May 1999, which was funded with borrowings. The resulting increase in interest expense was partially offset by the increase in interest income from an increased volume of average earning assets.

Interest and fees on loans increased $245,239, or 18.6%, from $1,316,504 for the three months ended September 30, 1998 to $1,561,743 for the three months ended September 30, 1999. The increase was due to a higher average balance of loans resulting from strong loan demand.

Interest earned on securities totaled $392,325 for the three months ended September 30, 1999, compared to $208,445 for the three months ended September 30, 1998. The increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned. The higher average balance of securities was due to the purchase of $20.0 million of mortgage-backed securities in March 1999 as part of the Corporation's capital leveraging strategy.

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

Interest on interest-bearing deposits and federal funds sold decreased $72,044 from $91,885 for the three months ended September 30, 1998 to $19,841 for the three months ended September 30, 1999. The decrease was the result of lower average balances of interest bearing deposits and federal funds sold primarily due to the payment of the special capital distribution.

Dividends on FHLB stock increased for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to an increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the volume of advances.

Interest paid on deposits increased $53,637 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in interest expense was the result of a slight decrease in the cost of funds partially offset by an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $319,517 for the three months ended September 30, 1999, compared to $19,714 for the three months ended September 30, 1998. The increase in interest expense was the result of an increase in the average balance of FHLB advances. The additional borrowings were used to provide funding for fixed-rate loan demand and investment in mortgage-backed securities to better leverage the Corporation's capital position.

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

The provision for loan losses totaled $30,000 for the three months ended September 30, 1999 and 1998. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $353,000, or 0.46% of total loans, net of loans in process and net deferred loan fees and costs at September 30, 1999, compared with $323,000, or 0.44%, at June 30, 1999.

Noninterest income includes service fees and other miscellaneous income. For the three months ended September 30, 1999, noninterest income totaled $57,385 compared to $50,656 for the three months ended September 30, 1998.

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

Noninterest expense totaled $658,104 for the three months ended September 30, 1999, compared to $487,702 for the same period in 1998. This increase was due primarily to increases in salaries and employee benefits; occupancy and equipment expense; state franchise taxes; legal, audit and supervisory exam fees; and, other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999 and the RRP which did not exist during the three months ended September 30, 1998. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment. The increase in state franchise taxes was due to higher capital levels from the stock conversion. Legal, audit and supervisory exam fees and other expense increases were primarily due to the change in the Corporation's structure as a result of the stock conversion.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The effective tax rate was 39.4% for the three months ended September 30, 1999, compared to 35.9% for the three months ended September 30, 1998. The primary reason for the increase in the effective tax rate relates to the Corporation's ESOP.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 1999 and 1998.

                                                                                              Three Months
                                                                                           Ended September 30,
                                                                                           -------------------
                                                                                          1999             1998
                                                                                          ----             ----
                                                                                         (Dollars in thousands)

Net income                                                                           $        256      $        393
Adjustments to reconcile net income to net cash from
  operating activities                                                                        (16)               13
                                                                                     ------------      ------------
Net cash from operating activities                                                            240               406
Net cash from investing activities                                                         (3,483)           (3,610)
Net cash from financing activities                                                         (3,723)            2,176
                                                                                     ------------      ------------
Net change in cash and cash equivalents                                                    (6,966)           (1,028)
Cash and cash equivalents at beginning of period                                            8,564             7,657
                                                                                       ----------       -----------
Cash and cash equivalents at end of period                                           $      1,598      $      6,629
                                                                                     ============      ============

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB and other sources. While scheduled loan repayments and maturing securities are relatively predictable, interest rates, general economic conditions, and competition influence early loan prepayments, mortgage-backed security prepayments and deposit flows. The Corporation maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 1999, the Bank's regulatory liquidity was 9.12%. At such date, the Corporation had commitments to originate variable rate residential and commercial real estate mortgage loans totaling $2,598,000 and fixed rate residential real estate mortgage loans totaling $170,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. At September 30, 1999, and June 30, 1999, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 1999 and June 30, 1999. Management is not aware of any matter after the latest regulatory exam that would cause the Bank's capital category to change.

At September 30, 1999 and June 30, 1999, the Bank's actual capital levels and minimum required levels were as follows:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
SEPTEMBER 30, 1999

Total capital (to risk-
  weighted assets)             $  21,319       36.3%        $   4,693        8.0%       $    5,866        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,966       35.7             2,347        4.0             3,520         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,966       20.0             4,198        4.0             5,248         5.0
Tangible capital (to
  adjusted total assets)          20,966       20.0             1,574        1.5               N/A

------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------------------------------

In addition to certain federal income tax considerations, Office of Thrift Supervision ("OTS") regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, the Bank is not permitted to pay a cash dividend on its common shares if its regulatory capital would, as a result of payment of such dividends, be reduced below the amount required for the liquidation account established in connection with the Conversion, or below applicable regulatory capital requirements prescribed by the OTS.

An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

In August 1999, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a one-year period. As of September 30, 1999, 37,900 shares have been purchased under the 5% repurchase.

In October 1998, the Bank acquired real estate in West Lafayette, Ohio to construct a new, full-service branch banking office. The total completed cost of the branch banking office is expected to be $700,000. The branch opened on October 20, 1999.


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

The Bank has identified three companies whose services are deemed critical to the mission of the Bank. All three mission critical systems have been tested for Year 2000 compliance with no Year 2000 problems being noted. As a contingency plan, however, the Bank has determined that if such service providers were to have their systems fail, the Bank would implement manual systems until such systems could be re-established by the same or different providers. The Bank does not anticipate that short-term manual systems resulting from a change in suppliers or servicers would have a material adverse effect on the Bank's operations, although it cannot guarantee that it will not. The Bank has incurred approximately $15,000 to make such systems Year 2000 compliant. The Bank does not anticipate any additional material costs associated with Year 2000 compliance.

------------------------------------------------------------------------------
                                  (Continued)

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

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION
------------------------------------------------------------------------------

Item 1.    LEGAL PROCEEDINGS
           None

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           On October 12, 1999, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2000:

                                                                                         FOR            WITHHELD
                                                                                         ---            --------
           Neal J. Caldwell                                                           1,709,028           3,725
           Charles H. Durmis                                                          1,708,903           3,850
           Robert C. Hamilton                                                         1,709,028           3,725
           Robert D. Mauch                                                            1,709,028           3,725
           Douglas L. Randles                                                         1,709,028           3,725

           These other matters were submitted to the Shareholders, for which the following votes were cast:

1. The ratification of the selection of Crowe, Chizek and Company LLP as the auditors of Home Loan Financial Corporation for the current fiscal year.

                   FOR                       AGAINST                ABSTAIN
                   ---                       -------                -------
                 1,708,727                     826                   3,200

Item 5.    OTHER INFORMATION
           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)  Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1999.

------------------------------------------------------------------------------

                        HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES
------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1999                   /s/ Robert C. Hamilton
       ------------------------            -------------------------------------
                                           Robert C. Hamilton
                                           President and Chief Executive Officer





Date:  November 12, 1999                   /s/ Preston W. Bair
       ------------------------            -------------------------------------
                                           Preston W. Bair
                                           Secretary, Treasurer and Chief
                                           Financial Officer


------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                           PAGE NUMBER
------          -----------                           -----------

   27           Financial Data Schedule                    25





------------------------------------------------------------------------------