Form 10QSB
period 1999-12-31
HOME LOAN FINANCIAL CORP
filed 2000-02-11
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   /X/             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

   / /             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

                     401 Main Street, Coshocton, Ohio 43812
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (740) 622-0444
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_     No

As of February 10, 2000 the latest practical date, 1,939,245 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___    No _X_


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



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        December 31,              June 30,
                                                                            1999                    1999
                                                                            ----                    ----
ASSETS
Cash and due from banks                                                $   3,570,132           $   1,824,130
Interest-bearing deposits in other banks                                      32,600                  39,818
Overnight deposits                                                                --               3,500,000
Federal funds sold                                                                --               3,200,000
                                                                       -------------           -------------
     Total cash and cash equivalents                                       3,602,732               8,563,948
Interest-bearing time deposits                                                36,112                  35,152
Securities available for sale                                              3,170,950               2,969,723
Mortgage-backed securities available for sale                             19,072,465              20,248,220
Federal Home Loan Bank stock                                               1,482,300               1,430,500
Loans, net                                                                79,533,960              73,068,853
Premises and equipment, net                                                1,156,326                 742,062
Accrued interest receivable                                                  504,877                 468,664
Other assets                                                                 607,606                 328,051
                                                                       -------------           -------------

         Total assets                                                  $ 109,167,328           $ 107,855,173
                                                                       =============           =============


LIABILITIES
Deposits                                                               $  57,724,806           $  56,494,543
Federal Home Loan Bank advances                                           28,300,000              28,200,000
Other borrowings                                                           2,875,000               2,350,000
Accrued interest payable                                                     475,150                 526,693
Accrued expenses and other liabilities                                       346,715                 384,941
                                                                       -------------           -------------
     Total liabilities                                                    89,721,671              87,956,177

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                --                      --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                         --                      --
Additional paid-in capital                                                14,125,553              14,060,770
Retained earnings - substantially restricted                              12,442,757              12,154,493
Unearned employee stock ownership plan shares                             (2,025,818)             (2,109,864)
Unearned recognition and retention plan shares                              (929,469)             (1,024,269)
Treasury stock, at cost - 287,005 shares at December 31, 1999
  and 219,205 shares at June 30, 1999                                     (3,498,173)             (2,852,948)
Accumulated other comprehensive income                                      (649,193)               (329,186)
                                                                       -------------           -------------
     Total shareholders' equity                                           19,445,657              19,898,996
                                                                       -------------           -------------

         Total liabilities and shareholders' equity                    $ 109,167,328           $ 107,855,173
                                                                       =============           =============


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

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                           Three Months Ended                           Six Months Ended
                                                               December 31,                                December 31,
                                                               ------------                                ------------
                                                        1999                  1998                  1999                  1998
                                                        ----                  ----                  ----                  ----
INTEREST AND DIVIDEND INCOME
    Loans, including fees                           $ 1,614,367           $ 1,374,021             3,176,110           $ 2,690,525
    Securities                                          373,389               178,744               765,714               387,189
    Dividends on FHLB stock                              37,700                 7,059                63,841                14,241
    Interest-bearing deposits and federal
      funds sold                                          2,071                97,595                21,912               189,480
                                                    -----------           -----------           -----------           -----------
     Total interest income                            2,027,527             1,657,419             4,027,577             3,281,435

INTEREST EXPENSE
    Deposits                                            590,600               534,862             1,169,375             1,060,001
    FHLB advances                                       359,060                40,318               678,577                60,032
    Other borrowings                                     54,231                    --               103,038                    --
                                                    -----------           -----------           -----------           -----------
     Total interest expense                           1,003,891               575,180             1,950,990             1,120,033
                                                    -----------           -----------           -----------           -----------

NET INTEREST INCOME                                   1,023,636             1,082,239             2,076,587             2,161,402
Provision for loan losses                                30,000                30,000                60,000                60,000
                                                    -----------           -----------           -----------           -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN  LOSSES                                          993,636             1,052,239             2,016,587             2,101,402

NONINTEREST INCOME
    Service charges and other fees                       43,113                33,386                83,468                71,687
    Other income                                         29,657                14,566                46,687                26,922
                                                    -----------           -----------           -----------           -----------
     Total noninterest income                            72,770                47,952               130,155                98,609

NONINTEREST EXPENSE
    Salaries and employee benefits                      383,291               317,736               753,834               591,257
    Occupancy and equipment                              53,700                36,567                95,383                71,552
    State franchise taxes                                58,500                38,100               135,000                76,200
    Computer processing                                  27,767                34,738                56,052                65,451
    SAIF deposit insurance premiums                       8,374                 8,412                16,690                16,825
    Legal, audit and supervisory exam fees               35,484                22,500                74,729                45,000
    Director fees                                        20,800                20,800                41,600                42,425
    Other expense                                        88,887                65,803               161,619               123,648
                                                    -----------           -----------           -----------           -----------
     Total noninterest expense                          676,803               544,656             1,334,907             1,032,358
                                                    -----------           -----------           -----------           -----------

INCOME BEFORE INCOME TAXES                              389,603               555,535               811,835             1,167,653
Income tax expense                                      140,500               199,800               306,800               419,400
                                                    -----------           -----------           -----------           -----------

NET INCOME                                              249,103               355,735               505,035               748,253
Other comprehensive income, net of tax                 (291,932)              (15,770)             (320,007)               27,369
                                                    -----------           -----------           -----------           -----------

COMPREHENSIVE INCOME                                $   (42,829)          $   339,965           $   185,028           $   775,622
                                                    ===========           ===========           ===========           ===========

BASIC EARNINGS PER COMMON SHARE                     $       .15           $       .18           $       .29           $       .36
                                                    ===========           ===========           ===========           ===========

DILUTED EARNINGS PER COMMON SHARE                   $       .14           $       .17           $       .29           $       .36
                                                    ===========           ===========           ===========           ===========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------

                                             Additional                                 Unearned            Unearned
                                               Paid-In            Retained                ESOP                RRP
                                               Capital            Earnings               Shares              Shares
                                               -------            --------               ------              ------

Balance at July 1, 1998                     $ 21,948,437        $ 11,285,160         $ (1,678,690)        $         --

Net income for the period                             --             748,253                   --                   --

Cash dividend - $.10 per share                        --            (207,954)                  --                   --

Commitment to release 5,994
  ESOP shares                                     25,475                  --               59,940                   --

Purchase of 89,930 shares for
  recognition and retention plan                      --                  --                   --           (1,157,069)

Compensation expense with respect to
  recognition and retention plan                      --                  --                   --               38,600

Purchase of 23,070 treasury shares                    --                  --                   --                   --

Change in fair value of securities
  available for sale                                  --                  --                   --                   --
                                            ------------        ------------         ------------         ------------

Balance at December 31, 1998                $ 21,973,912        $ 11,825,459         $ (1,618,750)        $ (1,118,469)
                                            ============        ============         ============         ============


-----------------------------------------------------------------------------------------------
                                                                  Unrealized
                                                                   Gain on
                                                                  Securities
                                              Treasury            Available
                                               Shares              for Sale              Total
                                               ------              --------              -----

Balance at July 1, 1998                     $         --         $      9,727        $ 31,564,634

Net income for the period                             --                   --             748,253

Cash dividend - $.10 per share                        --                   --            (207,954)

Commitment to release 5,994
  ESOP shares                                         --                   --              85,415

Purchase of 89,930 shares for
  recognition and retention plan                      --                   --          (1,157,069)

Compensation expense with respect to
  recognition and retention plan                      --                   --              38,600

Purchase of 23,070 treasury shares              (329,181)                  --            (329,181)

Change in fair value of securities
  available for sale                                  --               27,369              27,369
                                            ------------         ------------        ------------

Balance at December 31, 1998                $   (329,181)        $     37,096        $ 30,770,067
                                            ============         ============        ============


--------------------------------------------------------------------------------
                                  (Continued)

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                              Additional                                  Unearned             Unearned
                                                Paid-In             Retained                ESOP                 RRP
                                                Capital             Earnings               Shares               Shares
                                                -------             --------               ------               ------

Balance at July 1, 1999                      $ 14,060,770         $ 12,154,493         $ (2,109,864)        $ (1,024,269)

Net income for the period                              --              505,035                   --                   --

Cash dividend - $.13 per share                         --             (236,771)                  --                   --

Contribution of accumulated
   dividends on unawarded recognition
   and retention plan shares                       72,840                   --                   --                   --

Commitment to release 7,950
  ESOP shares                                      (8,057)                  --               84,046                   --

Compensation expense with respect to
  recognition and retention plan                       --                   --                   --               94,800

Purchase of 67,800 treasury shares                     --                   --                   --                   --

Change in fair value of securities
  available for sale                                   --                   --                   --                   --
                                             ------------         ------------         ------------         ------------

Balance at December 31, 1999                 $ 14,125,553         $ 12,422,757         $ (2,025,818)        $   (929,469)
                                             ============         ============         ============         ============


----------------------------------------------------------------------------------------------------

                                                                   Unrealized
                                                                     Loss on
                                                                   Securities
                                                Treasury            Available
                                                 Shares             for Sale               Total
                                                 ------             --------               -----

Balance at July 1, 1999                      $ (2,852,948)        $   (329,186)        $ 19,898,996

Net income for the period                              --                   --              505,035

Cash dividend - $.13 per share                         --                   --             (236,771)

Contribution of accumulated
   dividends on unawarded recognition
   and retention plan shares                           --                   --               72,840

Commitment to release 7,950
  ESOP shares                                          --                   --               75,989

Compensation expense with respect to
  recognition and retention plan                       --                   --               94,800

Purchase of 67,800 treasury shares               (645,225)                  --             (645,225)

Change in fair value of securities
  available for sale                                   --             (320,007)            (320,007)
                                             ------------         ------------         ------------

Balance at December 31, 1999                 $ (3,498,173)        $   (649,193)        $ 19,445,657
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

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                 1999                   1998
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $   505,035           $   748,253
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                               47,400                39,000
       Securities amortization and accretion                                          53                 6,847
       Provision for loan losses                                                  60,000                60,000
       FHLB stock dividends                                                      (51,800)              (14,100)
       Compensation expense for ESOP shares                                       75,989                85,415
       Compensation expense for RRP shares                                        94,800                38,600
       Net change in accrued interest receivable and other assets               (150,916)              (71,087)
       Net change in accrued expenses and other liabilities                      (89,769)              (24,577)
       Net change in deferred loan fees                                            6,689                18,950
                                                                             -----------           -----------
          Net cash from operating activities                                     497,481               887,301

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale:
       Purchases                                                                (484,946)             (748,906)
       Proceeds from maturities                                                  250,000             4,250,000
    Mortgage-backed securities available for sale:
       Purchases                                                                      --            (1,170,340)
       Proceeds from maturities and principal paydowns                           724,562               120,795
    Net change in interest-bearing time deposits                                    (960)                 (960)
    Net change in loans                                                       (6,531,796)           (8,379,197)
    Premises and equipment expenditures                                         (461,664)              (28,212)
                                                                             -----------           -----------
       Net cash from investing activities                                     (6,504,804)           (5,956,820)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                     1,230,263             3,339,482
    Net change in short-term FHLB advances                                       100,000                    --
    Net change in other short-term borrowings                                    525,000                    --
    Proceeds from long-term FHLB advances                                             --             2,000,000
    Cash dividends paid                                                         (236,771)             (207,954)
    Contribution of accumulated dividends on unawarded
       recognition and retention plan shares                                      72,840                    --
    Purchases of recognition and retention plan shares                                --            (1,157,069)
    Purchases of treasury shares                                                (645,225)             (329,181)
                                                                             -----------           -----------
       Net cash from financing activities                                      1,046,107             3,645,278
                                                                             -----------           -----------

Net change in cash and cash equivalents                                       (4,961,216)           (1,424,241)
Cash and cash equivalents at beginning of period                               8,563,948             7,657,148
                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 3,602,732           $ 6,232,907
                                                                             ===========           ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest                                                              $ 2,002,533           $ 1,081,090
       Income taxes                                                              475,000               492,000


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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation at December 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Home Loan Financial Corporation for the fiscal year ended June 30, 1999. The accounting policies of the Home Loan Financial Corporation described in the notes to the consolidated financial statements contained in the Home Loan Financial Corporation's June 30, 1999, annual report, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of Home Loan Financial Corporation ("HLFC") and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank"), together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

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


NOTE 2 - SECURITIES

Securities at December 31, 1999 and June 30, 1999 were as follows:

                                                                         Gross          Gross           Estimated
                                                       Amortized       Unrealized     Unrealized          Fair
                                                         Cost            Gains          Losses            Value
                                                         ----            -----          ------            -----
DECEMBER 31, 1999
Securities available for sale
     U.S. Government agencies                       $    3,234,700     $       --    $   (63,750)   $     3,170,950
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   19,992,341     $       --    $  (919,876)   $    19,072,465
                                                    ==============     ==========    ===========    ===============

JUNE 30, 1999
Securities available for sale
     U.S. Treasury notes                            $      249,703     $    1,195    $        --    $       250,898
     U.S. Government agencies                            2,749,060             --        (30,235)         2,718,825
                                                    --------------     ----------    -----------    ---------------
                                                    $    2,998,763     $    1,195    $   (30,235)   $     2,969,723
                                                    ==============     ==========    ===========    ===============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   20,717,947     $    1,617    $  (471,344)   $    20,248,220
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


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----

           Due after one year through five years                       $    3,234,700    $     3,170,950
           Mortgage-backed securities                                      19,992,341         19,072,465
                                                                       --------------    ---------------
                                                                       $   23,227,041    $    22,413,415
                                                                       ==============    ===============


No securities were sold during the three or six months ended December 31, 1999 or 1998.


NOTE 3 - LOANS

Loans at December 31, 1999 and June 30, 1999 were as follows:

                                              December 31,              June 30,
                                                  1999                    1999
                                                  ----                    ----
Residential real estate loans:
    1 - 4 family                              $ 52,575,436           $ 50,059,806
    Home equity                                  2,524,519              1,812,681
Nonresidential real estate                       9,053,406              5,444,843
Real estate construction                         2,031,367              2,791,291
Land                                               635,262              1,148,472
                                              ------------           ------------
    Total real estate loans                     66,819,990             61,257,093
Commercial loans                                 3,053,268              2,876,994
Consumer loans:
    Home improvement                             4,430,559              4,477,735
    Automobile                                   3,721,990              3,408,549
    Deposit                                        474,842                412,602
    Credit card                                    513,523                435,749
    Other                                        1,787,983              2,157,295
                                              ------------           ------------
         Total consumer loans                   10,928,897             10,891,930
                                              ------------           ------------
Total loans                                     80,802,155             75,026,017
Less:
    Allowance for loan losses                     (383,085)              (322,700)
    Loans in process                              (729,779)            (1,485,822)
    Net deferred loan fees and costs              (155,331)              (148,642)
                                              ------------           ------------

                                              $ 79,533,960           $ 73,068,853
                                              ============           ============


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                      Three Months                           Six Months
                                   Ended December 31,                     Ended December 31,
                                   ------------------                     ------------------
                                 1999               1998                1999               1998
                                 ----               ----                ----               ----
Beginning balance             $ 352,940          $ 253,606           $ 322,700          $ 223,237
Provision for losses             30,000             30,000              60,000             60,000
Loans charged-off                    --             (7,193)                 --             (7,193)
Recoveries                          145                350                 385                719
                              ---------          ---------           ---------          ---------

Ending balance                $ 383,085          $ 276,763           $ 383,085          $ 276,763
                              =========          =========           =========          =========


As of December 31, 1999 and June 30, 1999 and for the three and six months ended December 31, 1999 and 1998, impaired loans were immaterial. No loans were on nonaccrual status at December 31, 1999 and June 30, 1999.


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


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 1999 and June 30, 1999 follows:

                                                          December 31,           June 30,
                                                              1999                 1999
                                                              ----                 ----

Lines of credit--variable rate                             $2,715,000          $2,268,000
1-4 family residential real estate--variable rate             280,000             523,000
1-4 family residential real estate--fixed rate                211,000             545,000
Commercial real estate--variable rate                         369,000             735,000
Credit card arrangements--fixed rate                        1,123,000           1,119,000


The interest rates on fixed-rate commitments ranged from 8.375% to 13.90% at December 31, 1999 and 6.75% to 13.90% at June 30, 1999. The interest rates on variable rate commitments ranged from 7.25% to 9.50% at December 31, 1999 and 6.625% to 8.25% at June 30, 1999.


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



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $35,529 and $75,989 for the three and six months ended December 31, 1999 and $40,460 and $85,415 for the three and six months ended December 31, 1998. The ESOP shares at December 31, 1999 and June 30, 1999 were as follows:

                                                                 December 31,         June 30,
                                                                    1999                1999
                                                                    ----                ----

         Allocated shares                                            35,041              11,157
         Shares committed to be released for allocation               7,950              23,884
         Unreleased shares                                          191,626             199,576
                                                                 ----------          ----------
         Total ESOP shares                                          234,617             234,617
                                                                 ==========          ==========

         Fair value of unreleased shares                         $1,437,195          $1,871,025
                                                                 ==========          ==========


NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("Plan") was approved by shareholders on October 13, 1998. A total of 224,825 common shares are available for granting stock options pursuant to the Plan. In October 1998, the Board of Directors granted options to purchase 180,170 common shares at an exercise price of $7.69, after adjustment for the return of capital distribution, to certain officers and directors of the Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. 36,034 options are vested at December 31, 1999. 480 options were forfeited during the three and six months ended December 31, 1999 and no options were exercised leaving 179,690 options outstanding at December 31, 1999. There are 44,655 shares of authorized but unissued common stock reserved for which no options have been granted. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.


NOTE 7 - RECOGNITION AND RETENTION PLAN

A Recognition and Retention Plan ("RRP") was adopted by the Board of Directors and approved by the shareholders of the Corporation on October 13, 1998 to purchase 89,930 common shares, which is equal to 4% of the common shares sold in connection with the mutual to stock conversion. The RRP will be used to provide such individuals ownership interest in the Corporation in a manner designed to compensate such directors and key employees for services to the Corporation.

In conjunction with the adoption of the RRP on October 13, 1998, the Board of Directors awarded 72,866 shares to certain directors and officers of the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. At December 31, 1999, 14,573 shares have vested. There were 17,064 shares reserved for future awards. Compensation expense related to RRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. Compensation expense was $47,400 and $94,800 for the three and six months ended December 31, 1999 and $38,600 for the three and six months ended December 31, 1998.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 8 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                            Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,
                                                               ------------                    ------------
                                                           1999            1998             1999            1998
                                                           ----            ----             ----            ----
Basic
     Net income                                      $    249,103     $    355,735    $    505,035     $    748,253
                                                     ============     ============    ============     ============

     Weighted average common
       shares outstanding                               1,978,270        2,241,946       1,997,333        2,245,098
     Less:  Average unallocated ESOP shares              (193,613)        (163,373)       (195,601)        (164,872)
     Less:  Average nonvested RRP shares                  (74,142)         (56,203)        (75,964)         (28,102)
                                                     ------------     ------------    ------------     ------------

     Average shares                                     1,710,515        2,022,370       1,725,768        2,052,124
                                                     ============     ============    ============     ============

     Basic earnings per common share                 $        .15     $        .18    $        .29     $        .36
                                                     ============     ============    ============     ============


Diluted
     Net income                                      $    249,103     $    355,735    $    505,035     $    748,253
                                                     ============     ============    ============     ============

     Weighted average common
       shares outstanding for basic
       earnings per common share                        1,710,515        2,022,370       1,725,768        2,052,124
     Add:  Dilutive effects of average
              nonvested RRP shares                             --            1,711              --              532
     Add:  Dilutive effects of assumed
              exercises of stock options                   21,244           17,454          27,035           10,671
                                                     ------------     ------------    ------------     ------------

     Average shares and dilutive potential
       common shares                                    1,731,759        2,041,535       1,752,803        2,063,327
                                                     ============     ============    ============     ============

     Diluted earnings per common share               $        .14     $       .17     $        .29     $       .36
                                                     ============     ===========     ============     ===========


Unearned RRP shares did not have a dilutive effect on earnings per share for the three and six months ended December 31, 1999, as the fair value of the RRP shares on the date of grant was greater than the average market price for the periods.




--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                      Three Months Ended                      Six Months Ended
                                                         December 31,                            December 31,
                                                         ------------                            ------------
                                                   1999                1998                1999                1998
                                                   ----                ----                ----                ----

Unrealized holding gains and losses on
  available-for-sale securities                 $(442,233)          $ (23,894)          $(484,769)          $  41,468
Tax effect                                        150,301               8,124             164,762             (14,099)
                                                ---------           ---------           ---------           ---------

Other comprehensive income                      $(291,932)          $ (15,770)          $(320,007)          $  27,369
                                                =========           =========           =========           =========



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 1999 compared to June 30, 1999, and the consolidated results of operations for the three and six months ended December 31, 1999 compared with the same periods in 1998. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

Total assets at December 31, 1999 were $109.2 million compared to $107.9 million at June 30, 1999, an increase of $1.3 million, or 1.2%. The increase in total assets was primarily in loans, which increased $6.5 million partially offset by a decrease in cash and cash equivalents of $5.0 million. Loan growth, which was predominantly funded by the use of cash and cash equivalents, consisted primarily of nonresidential real estate loans, which increased $3.6 million and 1-4 family residential real estate loans which increased $2.5 million. The growth in residential and nonresidential real estate loans was due to competitive pricing. Changes in other loan and asset categories were not considered significant.

Total deposits increased $1.2 million, from $56.5 million at June 30, 1999, to $57.7 million at December 31, 1999. The increase in deposits was primarily in certificate of deposits, which increased $1.9 million due to the Bank being more competitive on rates paid compared to the market in order to attract funds for loan growth. This increase was partially offset by decreases in NOW and money market accounts and savings accounts. The certificates of deposit portfolio as a percent of total deposits increased from 48.8% at June 30,



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             16.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


1999 to 51.1% at December 31, 1999. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

Federal Home Loan Bank ("FHLB") advances totaled $28.3 million at December 31, 1999, compared to $28.2 million at June 30, 1999, an increase of $100,000 in the cash-management line of credit. The Corporation had no changes in its long-term advances from the FHLB. The interest rates on the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty. The Corporation also increased its borrowings under the lines of credit with another financial institution to provide added liquidity for the Year 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS
  ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

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

Net income was $249,103 for the three months ended December 31, 1999, compared to $355,735 for the three months ended December 31, 1998. The decrease in net income for the three months ended December 31, 1999 was the result of an increase in noninterest expense and a slight decrease in net interest income.

Net interest income totaled $1,023,636 for the three months ended December 31, 1999, compared to $1,082,239 for the three months ended December 31, 1998, representing a decrease of $58,603, or 5.4%. The change in net interest income is attributable to a larger increase in interest-bearing liabilities compared to interest-earning assets due to a special capital distribution of $4.00 per share, or $8.5 million, paid to shareholders in May 1999, which was funded with borrowings.

Interest and fees on loans increased $240,346, or 17.5%, from $1,374,021 for the three months ended December 31, 1998 to $1,614,367 for the three months ended December 31, 1999. The increase was due to higher average balances of loans.

Interest earned on securities totaled $373,389 for the three months ended December 31, 1999, compared to $178,744 for the three months ended December 31, 1998. The increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned. The higher average balance of securities was due to the purchase of $20.0 million of mortgage-backed securities in March 1999 as part of the Corporation's capital leveraging strategy.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             17.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Interest on interest-bearing deposits and federal funds sold decreased $95,524 from $97,595 for the three months ended December 31, 1998, to $2,071 for the three months ended December 31, 1999. The decrease was the result of lower average balances of interest bearing deposits and federal funds sold primarily due to using these funds for loan growth.

Dividends on FHLB stock increased for the three months ended December 31, 1999, compared to the three months ended December 31, 1998, primarily due to a substantial increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the current level of advances.

Interest paid on deposits increased $55,738 from $534,862 for the three months ended December 31, 1998, to $590,600 for the three months ended December 31, 1999. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and aggressively pricing deposit products to attract funds for loan growth.

Interest on FHLB advances and other borrowings totaled $413,291 for the three months ended December 31, 1999, compared to $40,318 for the three months ended December 31, 1998. The increase in interest expense was the result of an increase in the average balance of borrowed funds. The additional borrowings were used to provide funding for fixed-rate loan demand and investment in mortgage-backed securities to better leverage the Corporation's capital position.

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

The provision for loan losses totaled $30,000 for the three months ended December 31, 1999 and 1998. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $383,000, or 0.48% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 1999, compared with $323,000, or 0.44%, at June 30, 1999.

Noninterest income includes service fees and other miscellaneous income. For the three months ended December 31, 1999, noninterest income totaled $72,770 compared to $47,952 for the three months ended December 31, 1998. During the 1999 period, the Corporation experienced an increase in service charges and fees and miscellaneous operating income.

Noninterest expense totaled $676,803 for the three months ended December 31, 1999, compared to $544,656 for the same period in 1998. This increase was due primarily to increase in salaries and employee benefits;



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             18.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


occupancy and equipment expense; state franchise taxes; legal, audit and supervisory exam fees; and, other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999, and the RRP which was implemented in October 1998 following its approval by shareholders. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment and other costs related to the new branch. The increase in state franchise taxes was due to higher capital levels from the stock conversion. Legal, audit and supervisory exam fees and other expense increases were primarily due to the change in the Corporation's structure as a result of the stock conversion.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $140,500, for a 36.1% effective tax rate for the three months ended December 31, 1999 compared to $199,800, for a 36.0% effective tax rate for the three months ended December 31, 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS
  ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net income was $505,035 for the six months ended December 31, 1999, compared to $748,253 for the six months ended December 31, 1998. The decrease in net income for the six months ended December 31, 1999 was the result of an increase in noninterest expense and a slight decrease in net interest income.

Net interest income was $2,076,587 for the six months ended December 31, 1999, compared to $2,161,402 for the six months ended December 31, 1998, representing a decrease of $84,815, or 3.9%. The change in net interest income is attributable to a larger increase in interest-bearing liabilities compared to interest-earning assets due to a special capital distribution of $4.00 per share, or $8.5 million, paid to shareholders in May 1999, which was funded with borrowings.

Interest and fees on loans increased $485,585, or 18.0%, from $2,690,525 for the six months ended December 31, 1998 to $3,176,110 for the six months ended December 31, 1999. The increase was due to higher average balances of loans.

Interest earned on securities totaled $765,714 for the six months ended December 31, 1999, compared to $387,189 for the six months ended December 31, 1998. The increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned. The higher average balance of securities was due to the purchase of $20.0 million of mortgage-backed securities in March 1999 as part of the Corporation's capital leveraging strategy.

Interest on interest-bearing deposits and federal funds sold decreased $167,568 from $189,480 for the six months ended December 31, 1998, to $21,912 for the six months ended December 31, 1999. The decrease was the result of lower average balances of interest-bearing deposits and federal funds sold primarily due to using those funds for loan growth.

Dividends on FHLB stock increased for the six months ended December 31, 1999, compared to the six months ended December 31, 1998, primarily due to an increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the volume of advances.

Interest paid on deposits increased $109,374 from $1,060,001 for the six months ended December 31, 1998, to $1,169,375 for the six months ended December 31, 1999. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             19.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


cost of funds was primarily due to general market conditions and aggressively pricing deposit products to attract funds for loan growth.

Interest on FHLB advances and other borrowings totaled $781,615 for the six months ended December 31, 1999, compared to $60,032 for the six months ended December 31, 1998. The increase in interest expense was the result of an increase in the average balance of borrowed funds. The additional borrowings were used to provide funding for fixed-rate loan demand and investment in mortgage-backed securities to better leverage the Corporation's capital position.

The provision for loan losses totaled $60,000 for the six months ended December 31, 1999 and 1998.

For the six months ended December 31, 1999, noninterest income totaled $130,155 compared to $98,609 for the six months ended December 31, 1998. During the 1999 period, the Corporation experienced an increase in service charges and fees and miscellaneous operating income.

Noninterest expense totaled $1,334,907 for the six months ended December 31, 1999, compared to $1,032,358 for the same period in 1998. This increase was due primarily to increase in salaries and employee benefits; occupancy and equipment expense; state franchise taxes; legal, audit and supervisory exam fees; and, other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999, and the RRP which began October 1998 following its approval by shareholders. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment and other costs related to the new branch. The increase in state franchise taxes was due to higher capital levels from the stock conversion. Legal, audit and supervisory exam fees and other expense increases were primarily due to the change in the Corporation's structure as a result of the stock conversion.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $306,800 for the six months ended December 31, 1999 compared to $419,400 for the six months ended December 31, 1998.




--------------------------------------------------------------------------------

                                  (Continued)
                                                                             20.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 1999 and 1998.

                                                                              Six Months
                                                                          Ended December 31,
                                                                     1999                   1998
                                                                     ----                   ----
                                                                       (Dollars in thousands)

Net income                                                         $   505                $   748
Adjustments to reconcile net income to net cash from
  operating activities                                                  (7)                   139
                                                                   -------                -------
Net cash from operating activities                                     498                    887
Net cash from investing activities                                  (6,505)                (5,956)
Net cash from financing activities                                   1,046                  3,645
                                                                   -------                -------
Net change in cash and cash equivalents                             (4,961)                (1,424)
Cash and cash equivalents at beginning of period                     8,564                  7,657
                                                                   -------                -------
Cash and cash equivalents at end of period                         $ 3,603                $ 6,233
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

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 1999, the Bank's regulatory liquidity was 8.59%. At such date, the Corporation had commitments to originate variable rate residential and commercial real estate mortgage loans totaling $649,000 and fixed rate residential real estate mortgage loans totaling $211,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At December 31, 1999, and June 30, 1999, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             21.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


considered well capitalized under the applicable requirements at December 31, 1999 and June 30, 1999. Management is not aware of any matter after the latest regulatory exam that would cause the Bank's capital category to change.

At December 31, 1999 and June 30, 1999, the Bank's actual capital levels and minimum required levels were as follows:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
DECEMBER 31, 1999

Total capital (to risk-
  weighted assets)             $  21,738       35.7%        $   4,878        8.0%       $    6,097        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           21,355       35.0             2,439        4.0             3,658         6.0
Tier 1 (core) capital (to
  adjusted total assets)          21,355       19.4             4,404        4.0             5,505         5.0
Tangible capital (to
  adjusted total assets)          21,355       19.4             1,651        1.5               N/A

JUNE 30, 1999

Total capital (to risk-
  weighted assets)             $  21,200       37.5%        $   4,520        8.0%       $    5,649        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,878       37.0             2,260        4.0             3,390         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,878       19.3             4,334        4.0             5,418         5.0
Tangible capital (to
  adjusted total assets)          20,878       19.3             1,625        1.5               N/A


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


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             22.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (1) if the proposed distribution would cause total distributions for that year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS approved application or notice; or, (4) if the savings association has not received certain examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

In August 1999, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a one-year period. As of December 31, 1999, 67,800 shares had been purchased under the 5% repurchase.


YEAR 2000

The Corporation did not experience any Year 2000 related computer system problems, nor is the Corporation aware of any Year 2000 related problems with any of its loan customers which would impact their ability to meet their debt service requirements. The Corporation did not experience any significant unusual deposit activity from its customers.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             23.

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)     Exhibit No. 27: Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 1999.


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




Date: February 10, 2000                  /s/ Robert C. Hamilton
-----------------------                  ----------------------
                                         Robert C. Hamilton
                                         President and Chief Executive Officer





Date: February 10, 2000                  /s/ Preston W. Bair
-----------------------                  -------------------
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