Form 10QSB
period 2000-03-31
HOME LOAN FINANCIAL CORP
filed 2000-05-15
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000, 1,921,093 shares of the issuer's no par common stock were issued and outstanding

Transitional Small Business Disclosure Format (check one):

Yes               No        X
       -------           -------

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                   March 31,            June 30,
                                                                                     2000                 1999
                                                                                     ----                 ----
ASSETS
Cash and due from banks                                                      $       2,460,309    $       1,824,130
Interest-bearing deposits in other banks                                               129,159               39,818
Overnight deposits                                                                          --            3,500,000
Federal funds sold                                                                          --            3,200,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                 2,589,468            8,563,948
Interest-bearing time deposits                                                              --               35,152
Securities available for sale                                                        3,408,675            2,969,723
Mortgage-backed securities available for sale                                       18,737,921           20,248,220
Federal Home Loan Bank stock                                                         1,536,000            1,430,500
Loans, net                                                                          82,610,023           73,068,853
Premises and equipment, net                                                          1,136,842              742,062
Accrued interest receivable                                                            573,251              468,664
Other assets                                                                           665,362              328,051
                                                                             -----------------    -----------------

         Total assets                                                        $     111,257,542    $     107,855,173
                                                                             =================    =================


LIABILITIES

Deposits                                                                     $      61,436,386    $      56,494,543
Federal Home Loan Bank advances                                                     29,900,000           28,200,000
Other borrowings                                                                            --            2,350,000
Accrued interest payable                                                               403,492              526,693
Accrued expenses and other liabilities                                                 171,521              384,941
                                                                             -----------------    -----------------
     Total liabilities                                                              91,911,399           87,956,177

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                          --                   --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                   --                   --
Additional paid-in capital                                                          14,120,071           14,060,770
Retained earnings - substantially restricted                                        12,530,889           12,154,493
Unearned employee stock ownership plan shares                                       (1,983,802)          (2,109,864)
Unearned recognition and retention plan shares                                        (882,069)          (1,024,269)
Treasury stock, at cost - 320,657 shares at March 31, 2000
  and 219,205 shares at June 30, 1999                                               (3,771,237)          (2,852,948)
Accumulated other comprehensive income                                                (667,709)            (329,186)
                                                                             -----------------    -----------------
     Total shareholders' equity                                                     19,346,143           19,898,996
                                                                             -----------------    -----------------

         Total liabilities and shareholders' equity                          $     111,257,542    $     107,855,173
                                                                             =================    =================

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                          2000           1999           2000            1999
                                                          ----           ----           ----            ----
INTEREST AND DIVIDEND INCOME
     Loans, including fees                           $  1,668,965    $  1,376,896   $  4,845,075   $  4,067,421
     Securities                                           358,815         219,878      1,124,529        607,067
     Federal Home Loan Bank stock                          22,299          10,156         86,140         24,397
     Interest-bearing deposits and federal
       funds sold                                             818          88,080         22,730        277,560
                                                     ------------    ------------   ------------   ------------
         Total interest income                          2,050,897       1,695,010      6,078,474      4,976,445

INTEREST EXPENSE

     Deposits                                             607,915         536,618      1,777,290      1,596,619
     Federal Home Loan Bank advances                      410,835         106,796      1,089,412        166,828
     Other borrowings                                      19,288              --        122,326             --
                                                     ------------    ------------   ------------   ------------
         Total interest expense                         1,038,038         643,414      2,989,028      1,763,447
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME                                     1,012,859       1,051,596      3,089,446      3,212,998
Provision for loan losses                                  30,000          30,000         90,000         90,000
                                                     ------------    ------------   ------------   ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         982,859       1,021,596      2,999,446      3,122,998

NONINTEREST INCOME
     Service charges and other fees                        44,155          32,136        127,623        103,823
     Other income                                          17,830          11,111         64,517         38,033
                                                     ------------    ------------   ------------   ------------
         Total noninterest income                          61,985          43,247        192,140        141,856

NONINTEREST EXPENSE
     Salaries and employee benefits                       406,468         351,007      1,160,302        942,264
     Occupancy and equipment                               61,133          43,954        156,516        115,506
     State franchise taxes                                 30,050          39,950        165,050        116,150
     Computer processing                                   31,479          32,812         87,531         98,263
     Legal, audit and supervisory exam fees                43,690          26,570        118,419         71,570
     Director fees                                         20,300          20,800         61,900         63,225
     Other expense                                         86,145          67,246        264,454        207,719
                                                     ------------    ------------   ------------   ------------
         Total noninterest expense                        679,265         582,339      2,014,172      1,614,697
                                                     ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                365,579         482,504      1,177,414      1,650,157
Income tax expense                                        119,700         181,300        426,500        600,700
                                                     ------------    ------------   ------------   ------------

NET INCOME                                                245,879         301,204        750,914      1,049,457
Other comprehensive income, net of tax                    (18,516)         11,305       (338,523)        38,674
                                                     ------------    ------------   ------------   ------------

COMPREHENSIVE INCOME                                 $    227,363    $    312,509   $    412,391   $  1,088,131
                                                     ============    ============   ============   ============

BASIC EARNINGS PER COMMON SHARE                      $        .15    $        .15   $        .44   $        .52
                                                     ============     ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                    $        .15    $        .15   $        .44   $        .51
                                                     ============    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Nine Months
                          Ended March 31, 2000 and 1999
                                   (Unaudited)



                                            Additional                          Unearned         Unearned
                                              Paid-In         Retained            ESOP              RRP            Treasury
                                              Capital         Earnings           Shares           Shares            Shares
                                              -------         --------           ------           ------            ------
Balance at July 1, 1998                  $   21,948,437    $   11,285,160   $   (1,678,690)   $           --   $            --

Net income for the period                            --         1,049,457               --                --                --

Cash dividend - $.16 per share                       --          (331,044)              --                --                --

Commitment to release 8,991
  ESOP shares                                    35,964                --           89,910                --                --

Purchase of 89,930 shares for
  recognition and retention plan                     --                --               --        (1,157,069)               --

Compensation expense with respect to
  recognition and retention plan                     --                --               --            85,400                --

Purchase of 42,070 treasury shares                   --                --               --                --          (581,383)

Change in fair value of securities
  available for sale                                 --                --               --                --                --
                                         --------------    --------------   --------------    --------------   ---------------

Balance at March 31, 1999                $   21,984,401    $   12,003,573   $   (1,588,780)   $   (1,071,669)  $      (581,383)
                                         ==============    ==============   ==============    ==============   ===============

                                              Accumulated
                                                 Other
                                             Comprehensive
                                                Income            Total
                                                ------            -----
Balance at July 1, 1998                    $        9,727   $    31,564,634

Net income for the period                              --         1,049,457

Cash dividend - $.16 per share                         --          (331,044)

Commitment to release 8,991
  ESOP shares                                          --           125,874

Purchase of 89,930 shares for
  recognition and retention plan                       --        (1,157,069)

Compensation expense with respect to
  recognition and retention plan                       --            85,400

Purchase of 42,070 treasury shares                     --          (581,383)

Change in fair value of securities
  available for sale                               38,674            38,674
                                           --------------   ---------------

Balance at March 31, 1999                  $       48,401   $    30,794,543
                                           ==============   ===============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                              Additional                          Unearned          Unearned
                                                Paid-In          Retained           ESOP               RRP           Treasury
                                                Capital          Earnings          Shares            Shares           Shares
                                                -------          --------          ------            ------           ------
Balance at July 1, 1999                    $    14,060,770   $   12,154,493   $     (2,109,864) $   (1,024,269)   $   (2,852,948)

Net income for the period                               --          750,914                 --              --                --

Cash dividend - $.21 per share                          --         (374,518)                --              --                --

Contribution of accumulated
  dividends on unawarded
  recognition and retention
  plan shares                                       71,413               --                 --              --                --

Commitment to release 11,926
  ESOP shares                                      (12,112)              --            126,062              --                --

Compensation expense with respect
  to recognition and retention plan                     --               --                 --         142,200                --

Purchase of 101,452 treasury shares                     --               --                 --              --          (918,289)

Change in fair value of securities
  available for sale                                    --               --                 --              --                --
                                           ---------------   --------------   ----------------  --------------    --------------

Balance at March 31, 2000                  $    14,120,071   $   12,530,889   $     (1,983,802) $     (882,069)   $   (3,771,237)
                                           ===============   ==============   ================  ==============    ==============

                                               Accumulated
                                                  Other
                                               Comprehensive
                                                  Income            Total
                                                  ------            -----
Balance at July 1, 1999                      $     (329,186)   $   19,898,996

Net income for the period                                --           750,914

Cash dividend - $.21 per share                           --          (374,518)

Contribution of accumulated
  dividends on unawarded
  recognition and retention
  plan shares                                            --            71,413

Commitment to release 11,926
  ESOP shares                                            --           113,950

Compensation expense with respect
  to recognition and retention plan                      --           142,200

Purchase of 101,452 treasury shares                      --          (918,289)

Change in fair value of securities
  available for sale                               (338,523)         (338,523)
                                             --------------    --------------

Balance at March 31, 2000                     $    (667,709)   $   19,346,143
                                             ==============    ==============


          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                       2000              1999
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $       750,914    $     1,049,457
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                     74,100             62,826
         Net securities amortization (accretion)                                          (1,576)             6,084
         Provision for loan losses                                                        90,000             90,000
         FHLB stock dividends                                                            (77,800)           (24,200)
         Compensation expense for ESOP shares                                            113,950            125,874
         Compensation expense for RRP shares                                             142,200             85,400
         Net change in accrued interest receivable and other assets                     (267,507)          (294,089)
         Net change in accrued expenses and other liabilities                           (336,621)          (214,013)
         Net change in deferred loan fees                                                  9,508             23,184
                                                                                 ---------------    ---------------
              Net cash from operating activities                                         497,168            910,523

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                      (734,946)          (748,906)
         Proceeds from maturities                                                        250,000          6,750,000
     Mortgage-backed securities available for sale:
         Purchases                                                                            --        (21,164,090)
         Proceeds from maturities and principal paydowns                               1,044,955            192,767
     Net change in interest-bearing time deposits                                         35,152          1,998,560
     Net change in loans                                                              (9,640,678)       (12,543,873)
     Purchase of FHLB stock                                                              (27,700)          (742,900)
     Premises and equipment expenditures                                                (468,880)          (166,968)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                           (9,542,097)       (26,425,410)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            4,941,843          5,357,364
     Net change in short-term FHLB advances                                             (300,000)         3,000,000
     Net change in other short-term borrowings                                        (2,350,000)                --
     Proceeds from long-term FHLB advances                                             7,000,000         16,000,000
     Repayment of long-term FHLB advances                                             (5,000,000)                --
     Cash dividends paid                                                                (374,518)          (331,044)
     Contribution of accumulated dividends on unawarded RRP shares                        71,413                --
     Purchases of recognition and retention plan shares                                       --         (1,157,069)
     Purchases of treasury shares                                                       (918,289)          (581,383)
                                                                                 ---------------    ---------------
         Net cash from financing activities                                            3,070,449         22,287,868
                                                                                 ---------------    ---------------

Net change in cash and cash equivalents                                               (5,974,480)        (3,227,019)

Cash and cash equivalents at beginning of period                                       8,563,948          7,657,148
                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     2,589,468    $     4,430,129
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                                $     3,112,229    $     1,788,991
         Income taxes                                                                    456,800            752,000

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Home Loan Financial Corporation for the fiscal year ended June 30, 1999. The accounting policies of the Home Loan Financial Corporation described in the notes to the consolidated financial statements contained in the Home Loan Financial Corporation's June 30, 1999, annual report, have been consistently followed in preparing this Form 10-QSB.

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

NOTE 2 - SECURITIES

Securities at March 31, 2000 and June 30, 1999 were as follows:

                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
MARCH 31, 2000
Securities available for sale
     U.S. Government agencies                       $    3,486,495     $       --    $   (77,820)   $     3,408,675
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   19,671,782     $       --    $  (933,861)   $    18,737,921
                                                    ==============     ==========    ===========    ===============

JUNE 30, 1999
Securities available for sale
     U.S. Treasury notes                            $      249,703     $    1,195    $        --    $       250,898
     U.S. Government agencies                            2,749,060             --        (30,235)         2,718,825
                                                    --------------     ----------    -----------    ---------------
                                                    $    2,998,763     $    1,195    $   (30,235)   $     2,969,723
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   20,717,947     $    1,617    $  (471,344)   $    20,248,220
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

                                                                                             Estimated
                                                                          Amortized            Fair
                                                                            Cost               Value
                                                                            ----               -----
           Due after one year through five years                       $    3,486,495    $     3,408,675
           Mortgage-backed securities                                      19,671,782         18,737,921
                                                                       --------------    ---------------

                                                                       $   23,158,277    $    22,146,596
                                                                       ==============    ===============

No securities were sold during the three and nine months ended March 31, 2000 or 1999.

NOTE 3 - LOANS

Loans at March 31, 2000 and June 30, 1999 were as follows:

                                                                                      March 31,          June 30,
                                                                                        2000               1999
                                                                                        ----               ----
     Residential real estate loans:
         1 - 4 family                                                              $   54,076,509   $    50,059,806
         Home equity                                                                    2,649,382         1,812,681
     Nonresidential real estate                                                        10,026,664         5,444,843
     Real estate construction                                                           2,000,319         2,791,291
     Land                                                                                 626,849         1,148,472
                                                                                   --------------   ---------------
              Total real estate loans                                                  69,379,723        61,257,093
     Commercial loans                                                                   3,232,614         2,876,994
     Consumer loans:
         Home improvement                                                               4,397,155         4,477,735
         Automobile                                                                     3,930,399         3,408,549
         Deposit                                                                          422,127           412,602
         Credit card                                                                      491,970           435,749
         Other                                                                          2,189,250         2,157,295
                                                                                   --------------   ---------------
              Total consumer loans                                                     11,430,901        10,891,930
                                                                                   --------------   ---------------
     Total loans                                                                       84,043,238        75,026,017
     Less:
         Allowance for loan losses                                                       (412,213)         (322,700)
         Loans in process                                                                (862,852)       (1,485,822)
         Net deferred loan fees and costs                                                (158,150)         (148,642)
                                                                                   --------------   ---------------

                                                                                   $   82,610,023   $    73,068,853
                                                                                   ==============   ===============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                                 Three Months                   Nine Months
                                                                Ended March 31,               Ended March 31,
                                                                ---------------               ---------------
                                                              2000            1999           2000           1999
                                                              ----            ----           ----           ----
        Beginning balance                              $      383,085  $     276,763  $     322,700  $      223,237
        Provision for loan losses                              30,000         30,000         90,000          90,000
        Loans charged-off                                      (1,113)       (10,722)        (1,113)        (17,915)
        Recoveries                                                241          1,330            626           2,049
                                                       --------------  -------------  -------------  --------------

        Ending balance                                 $      412,213  $     297,371  $     412,213  $      297,371
                                                       ==============  =============  =============  ==============

As of March 31, 2000 and June 30, 1999 and for the three and nine months ended March 31, 2000 and 1999, impaired loans were immaterial. No loans were on nonaccrual status at March 31, 2000 or June 30, 1999.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees are conditional commitments to guarantee a customer's performance to a third party.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2000 and June 30, 1999 follows:

                                                                                  March 31,          June 30,
                                                                                    2000               1999
                                                                                    ----               ----

Lines of credit-variable rate                                                $     2,610,000    $    2,268,000
1-4 family residential real estate-variable rate                                   1,485,000           523,000
1-4 family residential real estate-fixed rate                                        925,000           545,000
Commercial real estate-variable rate                                                      --           735,000
Credit card arrangements-fixed rate                                                1,248,000         1,119,000

The interest rates on fixed-rate commitments ranged from 8.50% to 13.90% at March 31, 2000 and 6.75% to 13.90% at June 30, 1999. The interest rates on variable rate commitments ranged from 8.00% to 10.50% at March 31, 2000 and 6.625% to 8.25% at June 30, 1999.

NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation offers an ESOP for the benefit of substantially all employees of the Corporation. The ESOP borrowed funds from HLFC in order to acquire 179,860 common shares of HLFC at $10.00 per share. The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

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

ESOP compensation expense was $37,961 and $113,950 for the three and nine months ended March 31, 2000 and $40,459 and $125,874 for the three and nine months ended March 31, 1999. The ESOP shares at March 31, 2000 and June 30, 1999 were as follows:

                                                                                  March 31,             June 30,
                                                                                    2000                  1999
                                                                                    ----                  ----

         Allocated shares                                                              35,041                11,157
         Shares committed to be released for allocation                                11,926                23,884
         Unreleased shares                                                            187,650               199,576
                                                                                -------------        --------------
         Total ESOP shares                                                            234,617               234,617
                                                                                =============        ==============

         Fair value of unreleased shares                                        $   1,231,547        $    1,871,025
                                                                                =============        ==============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("Plan") was approved by shareholders on October 13, 1998. A total of 224,825 common shares were available for granting stock options pursuant to the Plan. In October 1998, The Board of Directors granted options to purchase 180,170 common shares at an exercise price of $7.69, after adjustment for the return of capital distribution, to certain officers and directors of the Corporation. In January 2000, the Board of Directors granted options to purchase 10,500 common shares at an exercise price of $8.19 to certain officers of the Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At March 31, 2000, 35,914 options are vested. During the nine months ended March 31, 2000, 1,400 options were forfeited and no options were exercised leaving 189,270 options outstanding at March 31, 2000. There are 35,555 shares of authorized but unissued common stock reserved for which no options have been granted at March 31, 2000. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.

NOTE 7 - RECOGNITION AND RETENTION PLAN

The RRP was adopted by the Board of Directors and approved by the shareholders of the Corporation on October 13, 1998 to purchase 89,930 common shares, which is equal to 4% of the common shares sold in connection with the mutual to stock conversion.

In conjunction with the adoption of the RRP on October 13, 1998, the Board of Directors awarded 72,866 shares to certain directors and officers of the Corporation. In January 2000, the Board of Directors awarded 4,000 shares to certain officers of the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. At March 31, 2000, 14,573 shares are vested and there are 13,064 shares reserved for future awards. Compensation expense related to the RRP is based on fair value of the shares at the date of grant. Compensation expense was $47,400 and $142,200 for the three and nine months ended March 31, 2000 and $46,800 and $85,400 for the three and nine months ended March 31, 1999.

NOTE 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                                 Three Months Ended           Nine Months Ended
                                                                      March 31,                    March 31,
                                                                      ---------                    ---------
                                                                2000           1999           2000         1999
                                                                ----           ----           ----         ----
Unrealized holding gains and losses on
  available-for-sale securities                            $   (28,145)   $    17,129     $  (512,914)   $    58,597
Tax effect                                                       9,629         (5,824)        174,391        (19,923)
                                                           -----------    -----------     -----------    -----------

Other comprehensive income                                 $   (18,516)   $    11,305     $  (338,523)   $    38,674
                                                           ===========    ===========     ===========    ===========

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                      March 31,                    March 31,
                                                                      --------                     ---------
                                                                2000           1999           2000         1999
                                                                ----           ----           ----         ----
Basic
     Net income                                              $   245,879   $   301,204    $  750,914   $  1,049,457
                                                             ===========   ===========    ==========   ============

     Weighted average common shares outstanding                1,938,842     2,214,602     1,977,978      2,235,081
     Less:  Average unallocated ESOP shares                     (189,637)     (160,375)     (193,613)      (163,373)
     Less:  Average nonvested RRP shares                         (70,417)      (84,919)      (74,115)       (46,764)
                                                             -----------   -----------    ----------   ------------
     Average shares                                            1,678,888     1,969,308     1,710,250      2,024,944
                                                             ===========   ===========     =========   ============

     Basic earnings per common share                         $       .15   $       .15    $      .44   $        .52
                                                             ===========   ===========    ==========   ============


Diluted
     Net income                                              $   245,879   $   301,204    $  750,914   $  1,049,457
                                                             ===========   ===========    ==========   ============

Weighted average common shares outstanding
       for basic earnings per common share                     1,678,788     1,969,308     1,710,250      2,024,944
     Add:  Dilutive effects of average
       nonvested RRP shares                                           --            39            --          1,195

     Add:  Dilutive effects of assumed
       exercises of stock options                                     --        15,599        17,366         13,549
                                                             -----------   -----------    ----------   ------------

     Average shares and dilutive potential
       common shares                                           1,678,788     1,984,946     1,727,616      2,039,688
                                                             ===========   ===========    ==========   ============

     Diluted earnings per common share                       $       .15   $       .15    $      .44   $        .51
                                                             ===========   ===========    ==========   ============

Unearned RRP shares did not have a dilutive effect on earnings per share for the three and nine months ended March 31, 2000, as the fair value of the RRP shares on the date of grant was greater than the average market price for the periods. Stock options did not have a dilutive effect on earnings per share for the three months ended March 31, 2000 as the exercise price was greater than the average market price for the quarter.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2000 compared to June 30, 1999, and the consolidated results of operations for the three and nine months ended March 31, 2000 compared with the same periods in 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at March 31, 2000 were $111.3 million compared to $107.9 million at June 30, 1999, an increase of $3.4 million, or 3.2%. The increase in total assets was primarily in loans, which increased $9.5 million, partially offset by a decrease in cash and cash equivalents of $6.0 million. Loan growth, which was predominantly funded by the use of cash and cash equivalents and deposit growth, consisted primarily of nonresidential real estate loans, which increased $4.6 million, and 1-4 family residential real estate loans, which increased $4.0 million. The growth in residential and nonresidential real estate loans was due to competitive pricing. Changes in other loan and asset categories were not significant.

Securities and mortgage-backed securities available for sale decreased from $23.2 million at June 30, 1999 to $22.1 million at March 31, 2000, due to $1.3 million in maturities and principal paydowns and a $500,000 market value decline in the portfolio partially offset by $700,000 in purchases.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Total deposits increased $4.9 million, from $56.5 million at June 30, 1999, to $61.4 million at March 31, 2000. The increase in deposits was primarily in certificates of deposit, which increased $2.9 million due to the Bank being more competitive on rates paid compared to the market in order to attract funds for loan growth. Noninterest-bearing demand accounts increased $1.4 million and NOW and money market account increased $1.2 million due to the Bank offering competitively priced account packages. The increases were partially offset by $500,000 decrease in savings accounts. The certificates of deposit portfolio as a percent of total deposits increased from 48.8% at June 30, 1999 to 49.7% at March 31, 2000. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

Federal Home Loan Bank ("FHLB") advances totaled $29.9 million at March 31, 2000, compared to $28.2 million at June 30, 1999, an increase of $1.7 million. The Corporation increased its long-term advances from the FHLB by $2.0 million and reduced its cash management short-term borrowings by $300,000. The interest rates on the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

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

Net income was $245,879 for the three months ended March 31, 2000, compared to $301,204 for the three months ended March 31, 1999. The decrease in net income for the three months ended March 31, 2000 was the result of an increase in noninterest expense and a decrease in net interest income.

Net interest income totaled $1,012,859 for the three months ended March 31, 2000, compared to $1,051,596 for the three months ended March 31, 1999, representing a decrease of $38,737, or 3.7%. The change in net interest income is attributable to a larger increase in interest-bearing liabilities compared to interest-earning assets due to a special capital distribution of $4.00 per share, or $8.5 million, paid to shareholders in May 1999, which was funded with borrowings.

Interest and fees on loans increased $292,069, or 21.2%, from $1,376,896 for the three months ended March 31, 1999 to $1,668,965 for the three months ended March 31, 2000. The increase was due to higher average balances of loans.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Interest earned on securities totaled $358,815 for the three months ended March 31, 2000, compared to $219,878 for the three months ended March 31, 1999. The increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned. The higher average balance of securities was due to the purchase of $20.0 million of mortgage-backed securities in March 1999 as part of the Corporation's capital leveraging strategy.

Interest on interest-bearing deposits and federal funds sold decreased $87,262 from $88,080 for the three months ended March 31, 1999, to $818 for the three months ended March 31, 2000. The decrease was the result of lower average balances of interest bearing deposits and federal funds sold primarily due to using these funds for loan growth.

Dividends on FHLB stock increased for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to a substantial increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the current level of advances.

Interest paid on deposits increased for the three months ended March 31, 1999, compared to the three months ended March 31, 2000. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and aggressively pricing deposit products to attract funds for loan growth.

Interest on FHLB advances and other borrowings totaled $430,123 for the three months ended March 31, 2000, compared to $106,796 for the three months ended March 31, 1999. The increase in interest expense was the result of an increase in the average balance of borrowed funds. The additional borrowings were used to provide funding for loan demand, investing in mortgage-backed securities to better leverage the Corporation's capital position and the Corporation's return of capital distribution.

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

The provision for loan losses totaled $30,000 for the three months ended March 31, 2000 and 1999. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties, 70% for commercial real estate and 65% for land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $412,000, or 0.50% of total loans, net of loans in process and net deferred loan fees and costs at March 31, 2000, compared with $323,000, or 0.44%, at June 30, 1999.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Noninterest income includes service fees and other miscellaneous income. For the three months ended March 31, 2000, noninterest income totaled $61,985 compared to $43,247 for the three months ended March 31, 1999. During the 2000 period, the Corporation experienced an increase in overdraft fees and deposit account service charges.

Noninterest expense totaled $679,265 for the three months ended March 31, 2000, compared to $582,339 for the same period in 1999. This increase was due primarily to increases in salaries and employee benefits; occupancy and equipment expense; legal, audit and supervisory exam fees; and, other expense. The increase in salaries and employee benefits was the result of additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999, and normal, annual merit increases. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment and other costs related to the new branch. Legal, audit and supervisory exam fees and other expense increases were primarily due to the growth of the Corporation.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $119,700 for a 32.7% effective tax rate for the three months ended March 31, 2000 compared to $181,300, for a 37.6% effective tax rate for the three months ended March 31, 1999.

COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Net income was $750,914 for the nine months ended March 31, 2000, compared to $1,049,457 for the nine months ended March 31, 1999. The decrease in net income for the nine months ended March 31, 2000 was the result of an increase in noninterest expense and a decrease in net interest income.

Net interest income was $3,089,446 for the nine months ended March 31, 2000, compared to $3,212,998 for the nine months ended March 31, 1999, representing a decrease of $123,552, or 3.8%. The change in net interest income is attributable to a larger increase in interest-bearing liabilities compared to interest-earning assets due to a special capital distribution of $4.00 per share, or $8.5 million, paid to shareholders in May 1999, which was funded with borrowings.

Interest and fees on loans increased $777,654, or 19.1%, from $4,067,421 for the nine months ended March 31, 1999 to $4,845,075 for the nine months ended March 31, 2000. The increase was due to higher average balances of loans.

Interest earned on securities totaled $1,124,529 for the nine months ended March 31, 2000, compared to $607,067 for the nine months ended March 31, 1999. The increase was a result of a higher average balance of securities partially offset by a decrease in the yield earned. The higher average balance of securities was due to the purchase of $20.0 million of mortgage-backed securities in March 1999 as part of the Corporation's capital leveraging strategy.

Interest on interest-bearing deposits and federal funds sold decreased $254,830 from $277,560 for the nine months ended March 31, 1999, to $22,730 for the nine months ended March 31, 2000. The decrease was the result of lower average balances of interest-bearing deposits and federal funds sold primarily due to using those funds for loan growth.

Dividends on FHLB stock increased for the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999, primarily due to an increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the volume of advances.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Interest paid on deposits increased $180,671 from $1,596,619 for the nine months ended March 31, 1999, compared to the nine months ended March 31, 2000. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and aggressively pricing deposit products to attract funds for loan growth.

Interest on FHLB advances and other borrowings totaled $1,211,738 for the nine months ended March 31, 2000, compared to $166,828 for the nine months ended March 31, 1999. The increase in interest expense was the result of an increase in the average balance of borrowed funds. The additional borrowings were used to provide funding for loan demand, investing in mortgage-backed securities to better leverage the Corporation's capital position and the Corporation's return of capital distribution.

The provision for loan losses totaled $90,000 for the nine months ended March 31, 2000 and 1999.

For the nine months ended March 31, 2000, noninterest income totaled $192,140 compared to $141,856 for the nine months ended March 31, 1999. During the 2000 period, the Corporation experienced increases in overdraft fee and deposit account service charges.

Noninterest expense totaled $2,014,172 for the nine months ended March 31, 2000, compared to $1,614,697 for the same period in 1999. This increase was due primarily to increase in salaries and employee benefits; occupancy and equipment expense; state franchise taxes; legal, audit and supervisory exam fees; and, other expense. The increase in salaries and employee benefits was the result of additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999, normal, annual merit increases, and the RRP, which began in October 1998 following its approval by shareholders. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment and other costs related to the new branch. The increase in state franchise taxes was due to higher capital levels from the stock conversion. Legal, audit and supervisory exam fees and other expense increases were primarily due to the growth of the Corporation.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $426,500 for the nine months ended March 31, 2000 compared to $600,700 for the nine months ended March 31, 1999. The effective tax rate was 36.2% for the nine months ended March 31, 2000 and 36.4% for the nine months ended March 31, 1999.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2000 and 1999.

                                                                                               Nine Months
                                                                                             Ended March 31,
                                                                                          --------------------
                                                                                          2000             1999
                                                                                          ----             ----
                                                                                         (Dollars in thousands)

Net income                                                                           $        751      $      1,049
Adjustments to reconcile net income to net cash from
  operating activities                                                                       (254)             (138)
                                                                                     ------------      ------------
Net cash from operating activities                                                            497               911
Net cash from investing activities                                                         (9,542)          (26,425)
Net cash from financing activities                                                          3,070            22,288
                                                                                     ------------      ------------
Net change in cash and cash equivalents                                                    (5,975)           (3,227)
Cash and cash equivalents at beginning of period                                            8,564             7,657
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $      2,589      $      4,430
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

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At March 31, 2000, the Bank's regulatory liquidity was 9.13%. At such date, the Corporation had commitments to originate variable rate residential and commercial real estate mortgage loans totaling $1,485,000 and fixed rate residential real estate mortgage loans totaling $925,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


The Bank is required by regulations to meet certain minimum capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material affect on the Bank's financial statements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 4.0% of adjusted total assets, except for institutions with the highest examination rating and acceptable levels of risk, and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At March 31, 2000, and June 30, 1999, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 2000 and June 30, 1999. Management is not aware of any matter after the latest regulatory exam that would cause the Bank's capital category to change.

During the quarter ended March 31, 2000, with the approval of the OTS, the Bank paid a $10.3 million dividend to HLFC to pay off corporate debt and for general business purposes. Despite this large distribution, the Bank still exceeded "well capitalized" capital rations by a substantial margin at March 31, 2000.

At March 31, 2000 and June 30, 1999, the Bank's actual capital levels and minimum required levels were as follows:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
MARCH 31, 2000
Total capital (to risk-
  weighted assets)             $  12,128       19.1%        $   5,080        8.0%       $    6,350        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           11,716       18.5             2,540        4.0             3,810         6.0
Tier 1 (core) capital (to
  adjusted total assets)          11,716       10.4             4,488        4.0             5,610         5.0
Tangible capital (to
  adjusted total assets)          11,716       10.4             1,683        1.5               N/A

JUNE 30, 1999
Total capital (to risk-
  weighted assets)             $  21,200       37.5%        $   4,520        8.0%       $    5,649        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           20,878       37.0             2,260        4.0             3,390         6.0
Tier 1 (core) capital (to
  adjusted total assets)          20,878       19.3             4,334        4.0             5,418         5.0
Tangible capital (to
  adjusted total assets)          20,878       19.3             1,625        1.5               N/A

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


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

In March 2000, the Board of Directors of the Corporation authorized the purchase of up to 5% of the Corporation's outstanding common shares over a one-year period. As of March 31, 2000, no shares have been purchased under the 5% repurchase.

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

           None

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5.    OTHER INFORMATION

           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibit No. 27: Financial Data Schedule
                Exhibit No. 11: Statement re: computation of per share earnings (reference is hereby made to Consolidated Statements of Income on page 4, hereof.)
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2000.

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2000                       /s/ Robert C. Hamilton
------------------                       --------------------------------------
                                         Robert C. Hamilton
                                         President and Chief Executive Officer

Date: May 10, 2000                       /s/ Preston W. Bair
------------------                       --------------------------------------
                                         Preston W. Bair
                                         Secretary, Treasurer and Chief
                                         Financial Officer

                         HOME LOAN FINANCIAL CORPORATION
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                                  PAGE NUMBER
------          -----------                                                  -----------
   11           Statement re: computation of per share earnings              Reference is hereby made to Consolidated
                                                                             Statements of Income on page 4 and Note 1
                                                                             of Notes to Consolidated Financial
                                                                             Statements on page 8, hereof.

   27           Financial Data Schedule                                                 26