Form 10KSB40
period 2000-06-30
HOME LOAN FINANCIAL CORP
filed 2000-09-27
CIK 1050894

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

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

                                 (740) 622-0444
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class              Name of Each Exchange on Which Registered
   -------------------              -----------------------------------------
           None                                     N/A

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Yes  X     No
    ----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended June 30, 2000, were $8,530,219.

Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the Registrant on August 28, 2000, was approximately $12.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

As of August 28, 2000, there were 1,882,093 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of 2000 Annual Report to Shareholders
    Part III of Form 10-KSB - Portions of Proxy Statement for the 2000 Annual
                            Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                                  Yes     No  X
                                     ---    ---

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Home Loan Financial Corporation ("HLFC") was incorporated under Ohio law in December 1997 for the purpose of purchasing all of the capital stock of The Home Loan Savings Bank (the "Bank") issued in connection with the conversion of the Bank from mutual to stock form (the "Conversion"). HLFC and the Bank are together referred to as the Corporation. On March 25, 1998, the effective date of the Conversion, HLFC acquired 100 common shares of the Bank. The principal business of HLFC since the effective date of the Conversion has been holding all of the issued and outstanding shares of the Bank.

The Bank was organized as a mutual savings and loan association under Ohio law in 1882 as "The Home Building Loan and Savings Company." In 1996, the Bank adopted its present name. The Bank converted to the stock form of ownership on March 25, 1998. As an Ohio savings and loan association, the Bank is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS"), the Ohio Department of Commerce, Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposits of the Bank are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

The Bank conducts business from its main office located in Coshocton, Ohio and full-service branch offices in Coshocton and West Lafayette, Ohio. The principal business of the Bank is the origination of permanent mortgage loans secured by one- to four-family residential real estate located in Coshocton County, Ohio, the Bank's primary market area. The Bank also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates commercial loans and various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans and credit cards. For liquidity and interest rate risk management purposes, the Bank invests in interest-bearing deposits in other financial institutions and U.S. Treasury and agency securities, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC in the SAIF, principal repayments on loans, maturities of securities and borrowings from the FHLB.

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


PRIMARY MARKET AREA

The Bank's primary market area for lending and deposits is Coshocton County, Ohio. The City of Coshocton, in which the Bank has two offices, is the county seat of Coshocton County. Coshocton is approximately 35 miles north of Zanesville, Ohio, and approximately 75 miles east of Columbus, Ohio.

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

LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Bank's loan portfolio at the dates indicated:



                                                                              At June 30,
                                                       -------------------------------------------------------
                                                                   2000                        1999
                                                       ---------------------------  --------------------------
                                                                      Percent of                   Percent of
                                                       Amount         Total Loans      Amount      Total Loans
                                                       ------         -----------      ------      -----------
                                                                       (Dollars in Thousands)
        Real estate loans:
             One- to four-family                        $   56,275       63.74%     $   50,060       66.72%
             Home equity                                     3,051        3.46           1,812        2.42
             Nonresidential                                  9,868       11.18           5,445        7.26
             Construction and land                           3,299        3.74           3,940        5.25
                                                        ----------     -------      ----------    --------

                Total real estate loans                     72,493       82.12          61,257       81.65

        Commercial loans                                     3,369        3.82           2,877        3.83

        Consumer loans:
             Home improvement                                4,718        5.34           4,478        5.97
             Automobile loans                                4,369        4.95           3,408        4.54
             Loans on deposits                                 371        0.42             413        0.55
             Credit card                                       489        0.55             436        0.58
             Other consumer loans                            2,475        2.80           2,157        2.88
                                                        ----------     -------      ----------    --------

                Total consumer loans                        12,422       14.06          10,892       14.52
                                                        ----------     -------      ----------    --------

        Total loans                                         88,284      100.00%         75,026      100.00%
                                                                       =======                    ========

        Less:
             Net deferred loan fees and costs                 (162)                       (148)
             Loans in process                               (1,865)                     (1,486)
             Allowance for loan losses                        (405)                       (323)
                                                        ----------                  ----------

                Net loans                               $   85,853                  $   73,069
                                                        ==========                  ==========

LOAN MATURITY. The following table sets forth certain information as of June 30, 2000, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                             Due during          Due between
                                              the year             7/1/01         Due after
                                           ending 6/30/01        and 6/30/05       6/30/05         Total
                                           --------------        -----------       -------         -----
                                                                    (In thousands)
         Real estate loans:
             One- to four-family            $      18           $     731        $ 55,526       $   56,275
             Home equity                           --                 112           2,939            3,051
             Nonresidential                        --                 206           9,662            9,868
             Construction and land              2,678                  --             621            3,299
         Commercial loans                         880               1,461           1,028            3,369
         Consumer loans                         3,108               5,842           3,472           12,422
                                            ---------           ---------        --------       ----------
                Total                       $   6,684           $   8,352        $ 73,248       $   88,284
                                            =========           =========        ========       ==========

The next table sets forth the dollar amount of all loans due after June 30, 2001, which have fixed interest rates and have adjustable interest rates:

                                                        Due after June 30, 2001
                                                        -----------------------
                                                            (In thousands)

                  Fixed rate of interest                     $   31,752
                  Adjustable rate of interest                    49,848
                                                             ----------
                                                             $   84,600
                                                             ==========


LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 2000, the Bank's one- to four-family residential real estate loans totaled approximately $56.3 million, or 63.74% of total loans.

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

HOME EQUITY LOANS. The Bank makes closed-end home equity loans in amounts which, when added to the prior indebtedness secured by the real estate, do not exceed 90% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable rates of interest. Rate adjustments on home equity loans are at the National City Bank prime rate with closing fees waived if the initial borrowing was $5,000 or more. At June 30, 2000, approximately $3.1 million, or 3.46%, of the Bank's portfolio consisted of home equity loans.


NONRESIDENTIAL REAL ESTATE. The Bank originates loans for the purchase of nonresidential real estate. The Bank's nonresidential real estate loans have fixed or adjustable rates, terms of up to 15 years and LTVs of up to 75%. Rate adjustments on ARMs secured by nonresidential real estate are determined by adding 3.75% to the current U.S. Treasury index. Rates are determined for fixed-rate loans by adding 2% to the rate at which fixed-rate residential loans are then being offered. Among the properties securing the Bank's nonresidential real estate loans are farms, office buildings and other commercial properties, all located in the Bank's primary market area.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 2000, the Bank's largest loan secured by nonresidential real estate was approximately $894,000 and such loan was performing according to its terms.

At June 30, 2000, approximately $9.9 million, or 11.18%, of the Bank's total loans were secured by mortgages on nonresidential real estate.


CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate and commercial real estate. Due to a lack of residential development in the Bank's primary market area, no speculative construction loans have been made to builders or developers. During the first six months, while the residence or commercial building is being constructed, the borrower is required to pay interest only. Single-family residential construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Permanent financing on commercial real estate constructions loans is generally tied to the National City Bank prime rate. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At June 30, 2000, the Bank had approximately $2.7 million, or 3.04% of its total loans, invested in construction loans.

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

The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms up to 15 years and require an LTV of 75% or less. At June 30, 2000, approximately $621,000, or 0.70%, of the Bank's total loans were land loans made to individuals intending to construct and occupy single-family residences on the properties.

COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70 to 75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the National City Bank prime rate.

At June 30, 2000, the Bank had approximately $3.4 million, or 3.82% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by property such as trucks and equipment. The Bank intends to continue to increase its commercial lending activity.

Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions.


CONSUMER LOANS. The Bank originates various types of consumer loans, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans and credit cards. Consumer loans are made at fixed rates of interest for terms of up to ten years. The Bank requires a 20% down payment on loans secured by automobiles.

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

At June 30, 2000, the Bank had approximately $12.4 million, or 14.06% of its total loans, invested in consumer loans.


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


LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, the Bank does not originate loans in conformity with secondary market standards and has sold no loans in recent years. The Bank has, however, established relationships with entities that purchase loans in the secondary market. The Bank has not purchased any loans in recent years. However, the Bank has purchased participation interests in loans periodically.

The following table presents the Bank's total loan origination and repayment activity for the periods indicated:

                                                           YEAR ENDED JUNE 30,
                                                           -------------------
                                                           2000         1999
                                                           ----         ----
                                                             (In thousands)
         Loans originated:
             Real estate                                $   21,799   $   27,683
             Commercial                                      3,596        2,461
             Consumer                                        8,833        6,210
                                                        ----------   ----------
                Total loans originated                      34,228       36,354

         Loans purchased                                        --           --
         Loans sold                                             --           --
         Principal repayments                              (20,969)     (19,550)
         (Increase) decrease in other items, net(1)           (475)        (559)
                                                        ----------   ----------
         Net increase                                   $   12,784   $   16,245
                                                        ==========   ==========

------------------

         (1) Consists of net deferred loan fees and costs, loans in process and allowance for loan losses.

At June 30, 2000, the Bank had $2.4 million of outstanding commitments to originate loans, $2.5 million available to borrowers under lines of credit and $1.3 million available to customers under credit card arrangements. At June 30, 2000, the Bank had $1.9 million in undisbursed funds related to construction loans.


LOANS TO ONE-BORROWER LIMITS. OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the Bank's unimpaired capital and unimpaired surplus (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000.

Based on such limits, the Bank was able to lend approximately $1.7 million to one borrower at June 30, 2000. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 2000, was $1.5 million, which consisted of four loans secured by commercial property, equipment, accounts receivable and the borrower's residence. At June 30, 2000, such loans were performing in accordance with their terms.

DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. The Bank attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

To discourage late payments, the Bank charges a late fee of 5% of the payment amount after a payment is 10 days late, and the borrower is sent a delinquency notice. The Bank also utilizes personalized letters and telephone calls from Bank personnel to collect payments in a timely manner. When a loan becomes 90 days delinquent, the loan is generally referred to an attorney for foreclosure, unless the Bank has reason to believe that repayment will be made in a reasonable period of time.

The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                                    At June 30,
                                     -------------------------------------------------------------------------
                                                   2000                                 1999
                                     ----------------------------------   ------------------------------------
                                                            Percent of                            Percent of
                                                               total                                 total
                                      Number      Amount       Loans       Number      Amount        Loans
                                      ------      ------       -----       ------      ------        -----
                                                              (Dollars in thousands)
         Loans delinquent for:
             30-59 days                     7    $      33      0.04%            13   $     150       0.20%
             60-89 days                    11          587      0.67              8          90       0.12
             90 days or over               10          100      0.11              3         133       0.18
                                     --------    ---------   -------      ---------   ---------   --------
         Total delinquent loans            28    $     720      0.82%            24   $     373       0.50%
                                     ========    =========   =======      =========   =========   ========

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

Loans are reviewed on a monthly basis and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. The following table sets forth information regarding the accrual and nonaccrual status of the Bank's loans and other nonperforming assets at the dates indicated:

                                                                                         At June 30,
                                                                                     ------------------
                                                                                     2000          1999
                                                                                     ----          ----
                                                                                  (Dollars in thousands)
         Total nonaccrual loans                                                   $       --   $        --
         Accruing loans delinquent 90 days or more                                       100           133
                                                                                  ----------   -----------
         Total nonperforming loans                                                       100           133
         Real estate owned                                                                --            --
                                                                                  ----------   -----------
         Total nonperforming assets                                               $      100   $       133
                                                                                  ==========   ===========

         Allowance for loan losses                                                $      405   $       323

         Nonperforming assets as a percent of total assets                             0.09%          0.12%
         Nonperforming loans as a percent of gross loans(1)                            0.12%          0.18%
         Allowance for loan losses as a percent of nonperforming loans               404.89%        242.75%

---------------

         (1) Gross loans are stated at unpaid principal balances, net of loans in process.

Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 2000, the Bank had no real estate acquired in settlement of loans.

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

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                                 At June 30,
                                                             -----------------
                                                                2000      1999
                                                                ----      ----
                                                               (In thousands)
         Classified assets:
             Substandard                                     $   100   $   133
             Doubtful                                             --        --
             Loss                                                 --        --
                                                             -------   -------
                Total classified assets                      $   100   $   133
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

The Bank establishes a general allowance for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Bank establishes a specific allowance for loan losses for 100% of the portion of the asset classified loss or charges-off the portion of any loan deemed to be uncollectible.

As of June 30, 2000, the Bank had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non performing asset categories.

ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current economic conditions in the primary lending area, past loss experience, and probable losses arising from specific problem assets. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which could result in the establishment of an additional allowance based upon the judgment of the OTS.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

                                                         Year Ended June 30,
                                                         -------------------
                                                            2000      1999
                                                            ----      ----
                                                          (Dollars in thousands)
Balance at beginning of period                           $ 323           $ 223
Charge-offs                                                (39)            (23)
Recoveries                                                   1               3
                                                         -----           -----
Net (charge-offs) recoveries                               (38)            (20)
Provision for loan losses                                  120             120
                                                         -----           -----

Balance at end of period                                 $ 405           $ 323
                                                         =====           =====

Ratio of net charge-offs to average
gross loans outstanding during the
period, net of loans in process and
deferred loan fees and costs                              0.05%           0.03%

Ratio of allowance for loan losses to
loans, net of loans in process                            0.47%           0.44%


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

                                                                              At June 30,
                                                        ------------------------------------------------------
                                                                   2000                       1999
                                                        -------------------------   --------------------------
                                                                     Percent of                 Percent of
                                                                    loans in each              loans in each
                                                                     category to                category to
                                                          Amount     Total Loans     Amount     Total Loans
                                                          ------     -----------     ------     -----------
                                                                        (Dollars in thousands)
         Real estate loans                              $     206        82.12%     $     169        81.65%
         Commercial loans                                      34         3.82             29         3.83
         Consumer loans                                        86        14.06             65        14.52
         Unallocated                                           79           --             60           --
                                                        ---------    ---------      ---------   ----------
             Total                                      $     405       100.00%     $     323       100.00%
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

As of June 30, 2000, the Bank's securities portfolio was comprised of FHLB stock, U.S. agency securities, and mortgage-backed and related securities with an aggregate market value of $23.4 million. The Bank's securities at June 30, 2000, did not include securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the U.S. Government or its agencies.

The following table sets forth the composition of the Bank's interest-bearing deposits and securities portfolio at the dates indicated:

                                                               At June 30,
                                             -------------------------------------------------
                                                                   2000
                                             -----------------------------------------------
                                             Carrying        % of       Fair          % of
                                               Value         Total      Value         Total
                                               -----         -----      -----         -----

Interest-bearing deposits:
   Interest-bearing demand deposits          $   103         0.44%     $   103         0.44%
   Interest-bearing deposits in other
    financial institutions                        --           --           --           --
   Overnight deposits                             --           --           --           --
   Federal funds                                  --           --           --           --
                                             -------      -------      -------      -------
     Total interest-bearing deposits             103         0.44          103         0.44

Securities available for sale:
   U.S. Treasury securities                       --           --           --           --
   U.S. Government agency securities           3,418        14.54        3,418        14.54
   FLHB stock                                  1,564         6.65        1,564         6.65
                                             -------      -------      -------      -------
     Total securities                          4,982        21.19        4,982        21.19
                                             -------      -------      -------      -------

   Mortgage-backed securities:
     GNMA                                        248         1.05          248         1.05
     FNMA                                        441         1.88          441         1.88
     FHLMC                                    17,734        75.44       17,734        75.44
                                             -------      -------      -------      -------
       Total mortgage-backed securities       18,423        78.37       18,423        78.37
                                             -------      -------      -------      -------

Total securities available for sale           23,405        99.56       23,405        99.56
                                             -------      -------      -------      -------

Total                                        $23,508       100.00%     $23,508       100.00%
                                             =======      =======      =======      =======


                                                                 At June 30,
                                           ---------------------------------------------------
                                                                    1999
                                             -------------------------------------------------
                                               Carrying       % of        Fair          % of
                                                Value         Total       Value         Total
                                                -----         -----       -----         -----
                                                (Dollars in thousands)
Interest-bearing deposits:
   Interest-bearing demand deposits            $    40         0.13%     $    40         0.13%
   Interest-bearing deposits in other
    financial institutions                          35         0.11           35         0.11
   Overnight deposits                            3,500        11.14        3,500        11.14
   Federal funds                                 3,200        10.18        3,200        10.18
                                               -------      -------      -------      -------
     Total interest-bearing deposits             6,775        21.56        6,775        21.56

Securities available for sale:
   U.S. Treasury securities                        251         0.80          251         0.80
   U.S. Government agency securities             2,719         8.65        2,719         8.65
   FLHB stock                                    1,431         4.55        1,431         4.55
                                               -------      -------      -------      -------
     Total securities                            4,401        14.00        4,401        14.00
                                               -------      -------      -------      -------

   Mortgage-backed securities:
     GNMA                                          341         1.09          341         1.09
     FNMA                                          544         1.73          544         1.73
     FHLMC                                      19,363        61.62       19,363        61.62
                                               -------      -------      -------      -------
       Total mortgage-backed securities         20,248        64.44       20,248        64.44
                                               -------      -------      -------      -------

Total securities available for sale             24,649        78.44       24,649        78.44
                                               -------      -------      -------      -------

Total                                          $31,424       100.00%     $31,424       100.00%
                                               =======      =======      =======      =======

The maturities of the Bank's interest-bearing deposits and securities at June 30, 2000 are indicated in the following table:

                                                                                             At June 30, 2000
                                                 ----------------------------------------------------------------------------
                                                                              After one through         Not due at a
                                                   One Year or Less               Five Years            Single Maturity
                                                 --------------------       ---------------------    ---------------------
                                                     Carrying   Average      Carrying      Average   Carrying    Average
                                                      Value      Yield         Value        Yield      Value      Yield
                                                      -----      -----         -----        -----      -----      -----
                                                                                             (Dollars in thousands)
Interest-bearing deposits:
   Interest-bearing demand deposits                  $    103         6.75%  $     --          --%   $     --          --%
   Interest-bearing deposits in other financial
     institutions                                          --           --         --           --         --           --
   Overnight deposits                                      --           --         --           --         --           --
   Federal funds                                           --           --         --           --         --           --
                                                     --------     --------   --------     --------   --------     --------
     Total interest-bearing deposits                      103         6.75         --           --         --           --

Securities available for sale:
   U.S. Treasury securities
   U.S. Government agency securities                       --           --      3,418         5.99         --           --
   FHLB stock                                              --           --         --           --      1,564         7.33
                                                     --------     --------   --------     --------   --------     --------
     Total securities                                                           3,418         5.99      1,564         7.33

   Mortgage-backed securities:
     GNMA                                                  --           --         --           --        248         6.00
     FNMA                                                  --           --         --           --        441         6.50
     FHLMC                                                 --           --         --           --     17,734         6.50
                                                     --------     --------   --------     --------   --------     --------
       Total mortgage-backed securities                    --           --         --           --     18,423         6.49

Total securities available for sale                        --           --      3,418         5.99     19,987         6.56
                                                     --------     --------   --------     --------   --------     --------

Total interest-bearing deposits and securities       $    103         6.75%  $  3,418         5.99%  $ 19,987         6.56%
                                                     ========     ========   ========     ========   ========     ========

                                                                  At June 30, 2000
                                                        -----------------------------------

                                                               Total
                                                       -------------------------------------
                                                       Carrying     Fair         Weighted
                                                        Value       Value      Average Yield
                                                        -----       -----      -------------

Interest-bearing deposits:
   Interest-bearing demand deposits                   $    103     $    103         6.75%
   Interest-bearing deposits in other financial
     institutions                                           --           --           --
   Overnight deposits                                       --           --           --
   Federal funds                                            --           --           --
                                                      --------     --------     --------
     Total interest-bearing deposits                       103          103         6.75

Securities available for sale:
   U.S. Treasury securities
   U.S. Government agency securities                     3,418        3,418         5.99
   FHLB stock                                            1,564        1,564         7.33
                                                      --------     --------     --------
     Total securities                                    4,982        4,982         6.41

   Mortgage-backed securities:
     GNMA                                                  248          248         6.00
     FNMA                                                  441          441         6.50
     FHLMC                                              17,734       17,734         6.50
                                                      --------     --------     --------
       Total mortgage-backed securities                 18,423       18,423         6.49

Total securities available for sale                     23,405       23,405         6.48
                                                      --------     --------     --------

Total interest-bearing deposits and securities        $ 23,508     $ 23,508         6.48%
                                                      ========     ========     ========

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated:

                                                                               At June 30,
                                                           -------------------------------------------------
                                                                   2000                      1999
                                                           ------------------       ------------------------
                                                                         Percent                    Percent
                                                                        of total                   of total
                                                             Amount     Deposits     Amount        Deposits
                                                             ------     --------     ------        --------
                                                                      (Dollars in thousands)
         Transaction accounts:
             Noninterest-bearing demand
               deposit accounts                            $  4,871         7.50%   $   3,115         5.51%
             NOW accounts(1)                                  4,779         7.36        4,396         7.78
             Savings accounts (2)                            11,368        17.50       11,859        20.99
             Money market accounts(3)                        10,469        16.12        9,541        16.89
                                                           --------    ---------    ---------   ----------
                Total transactions accounts                  31,487        48.48       28,911        51.17

         Certificates of deposit:
             4.00% or less                                       24         0.04           55         0.10
             4.01% - 6.00%                                   20,366        31.35       23,923        42.35
             6.01% - 8.00%                                   13,074        20.13        3,306         5.85
             Over 8.00%                                          --            --         300         0.53
                                                           --------    ----------   ---------   ----------
                Total certificates of deposit(4)             33,464        51.52       27,584        48.83
                                                           --------    ---------    ---------   ----------

         Total deposits                                    $ 64,951       100.00%   $  56,495       100.00%
                                                           ========    =========    =========   ==========

-------------

(1) The weighted average rate on NOW accounts was 2.00% and 2.02% at June 30, 2000 and 1999.

(2) The weighted average rate on savings accounts was 2.54% and 2.50% at June 30, 2000 and 1999.

(3) The weighted average rate on money market accounts was 4.75% and 4.59% at June 30, 2000 and 1999.

(4) The weighted average rate on all certificates of deposit was 5.70% and 5.50% at June 30, 2000 and 1999.

The following table shows rate and maturity information for the Bank's certificates of deposit at June 30, 2000:

                                                                           At June 30, 2000
                                                           -------------------------------------------------
                                                                           Over
                                                              Up to      1 year to     Over
               Rate                                         One Year      2 Years     2 Years      Total
               ----                                         --------      -------     -------      -----
                                                                           (In thousands)
         4.00% or less                                     $       24   $      --   $      --   $       24
         4.01% to 6.00%                                        14,050       5,717         599       20,366
         6.01% to 8.00%                                         1,988       8,745       2,341       13,074
         Over 8.00%                                                --          --          --           --
                                                           ----------   ---------   ---------   ----------

             Total certificates of deposit                 $   16,062   $  14,462   $   2,940   $   33,464
                                                           ==========   =========   =========   ==========

At June 30, 2000, approximately $16.1 million of the Bank's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity.

The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2000:

                 MATURITY                                         AMOUNT
                 --------                                         ------
                                                              (In thousands)
         Three months or less                                   $      414
         Over 3 months to 6 months                                      --
         Over 6 months to 12 months                                  1,165
         Over 12 months                                              3,257
                                                                ----------

             Total                                              $    4,836
                                                                ==========

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

The following table sets forth the Bank's deposit account balance activity for the periods indicated:

                                                                                    Year Ended June 30,
                                                                             ------------------------------
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                 (Dollars in thousands)
         Beginning balance                                                   $    56,495       $    48,538
         Increase before interest credited                                         6,623             6,860
                                                                             -----------       -----------
         Net deposits before interest credited                                    63,118            55,398
         Interest credited                                                         1,833             1,097
                                                                             -----------       -----------
         Ending balance                                                      $    64,951       $    56,495
                                                                             ===========       ===========

         Net increase                                                        $     8,456       $     7,957
                                                                             ===========       ===========
         Percent increase                                                          14.97%            16.39%
                                                                             ===========       ===========

BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, the Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At June 30, 2000, the Bank complied with the QTL test and had $28.6 million outstanding in advances from the FHLB.

The following table sets forth the maximum month-end and average balance of borrowings for the periods indicated:

                                                                                    Year Ended June 30,
                                                                             --------------------------
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                  (Dollars in thousands)
         Balance at period end:
             FHLB advances                                                   $    28,625       $    28,200
             Weighted average rate                                                  5.87%             5.39%
             Other borrowings                                                $        --       $     2,350
             Weighted average rate                                                    --%             7.75%

         Maximum balance at any month end during the period:
             FHLB advances                                                   $    29,975       $    28,200
             Other borrowings                                                      2,875             2,350

         Average balance for the period:
             FHLB advances and other borrowings                              $    28,637       $     8,922
             Weighted average rate                                                  5.71%             5.30%


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


EMPLOYEES

At June 30, 2000, the Bank had 28 full-time equivalent employees and four part-time employees.


YEAR 2000 ISSUE

The Corporation did not experience any Year 2000-related computer system problems, nor was the Corporation aware of any Year 2000-related problems with any of its loan customers that would impact their ability to meet their debt service requirements. The Corporation did not experience any significant unusual deposit activity from its customers.

                                   REGULATION

GENERAL

The Bank is subject to regulation, examination and oversight by the OTS, the Division, and the FDIC. The Bank must file periodic reports with the OTS, the Division and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Bank complies with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB of Cincinnati.

HLFC is subject to regulation, examination, and oversight by the OTS and is required to submit periodic reports to the OTS. HLFC and the Bank are also subject to the provisions of the Ohio Revised Code applicable to corporations generally.


OHIO SAVINGS AND LOAN LAW

The Division is responsible for the regulation and supervision of Ohio savings associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings and loan association.

The Division also has approval authority over any mergers or acquisitions of control involving Ohio savings and loan associations. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Division may place an Ohio association in conservatorship or receivership.

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

The Bank is also required to meet minimum core capital requirements. Savings associations with the highest examination rating must maintain core capital (which for the Bank consists solely of tangible capital) of at least 3% of their adjusted total assets. Those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of at least 4%. Depending on the association's examination rating and overall risk, the OTS may require a higher core capital ratio.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2000, met the standards for a well-capitalized institution.

Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized.


LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of the Bank at June 30, 2000, was 9.27%.

QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student, and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At June 30, 2000, the Bank met the QTL test.


TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at June 30, 2000.

All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. HLFC is an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank complied with these requirements and restrictions at June 30, 2000.


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

A savings and loan holding company must file a notice or an application with the OTS before it can declare and pay a dividend. An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for that year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

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


HOLDING COMPANY REGULATION. HLFC is a savings and loan holding company within the meaning of the Home Owners Loan Act (the "HOLA"). As such, HLFC is registered with the OTS and subject to OTS regulations, examination, supervision, and reporting requirements.

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

HLFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of HLFC and its affiliates may be imposed on the savings and loan association. However, if the savings and loan association subsidiary of a unitary holding company fails to meet the QTL, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2000, the Bank met the QTL test. See "Qualified Thrift Lender Test."

If HLFC were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, HLFC would become a multiple savings and loan holding company and would generally be subject to activity restrictions.

FDIC REGULATIONS

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The Bank's deposit accounts are insured by the FDIC in the SAIF up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. Since the Bank is considered a healthy institution under this system, it pays the lowest assessment rate.


FRB REGULATIONS

FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts over $44.3 million. At June 30, 2000, the Bank complied with this reserve requirement.


FEDERAL HOME LOAN BANKS

The FHLBs provide credit to their members in the form of advances. See " Deposits and Borrowings." The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1.6 million at June 30, 2000.

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

RECENT LEGISLATION

On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 ("GLB Act"), which is intended to modernize the financial services industry. The GLB Act sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities will be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Corporation and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.


                                    TAXATION


FEDERAL TAXATION

HLFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, HLFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Based on the Bank's average gross receipts of $6.74 million for the three tax years ending on December 31, 1999, the Bank would qualify as a small corporation exempt from the alternative minimum tax.

                                                                             22,

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to HLFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2000, the Bank's pre-1988 reserves for tax purposes totaled approximately $1.5 million. The Bank believes it had approximately $1.0 million of accumulated earnings and profits for tax purposes as of June 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

The tax returns of the Bank have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.


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

The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% for the 2000 tax year and thereafter of the Bank's apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2. - DESCRIPTION OF PROPERTY

The following table sets forth certain information at June 30, 2000, regarding the properties on which the main office and the branch offices of the Bank are located:

                                                 Owned or          Date           Net book
                      Location                    Leased         Acquired           Value        Deposits
                      --------                    ------         --------           -----        --------
                                                                                              (In thousands)
         401 Main Street                         Owned            1924          $  134,135      $   45,330
         Coshocton, Ohio  43812-1523

         590 Walnut Street                       Owned            1985          $  145,336      $   13,889
         Coshocton, Ohio  43812-1632

         503 West Main Street                    Owned            1999          $  568,386      $    5,732
         West Lafayette, Ohio  43845-1134


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


                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2000 (the "Annual Report") under the caption "Market Price of the Corporation's Common Shares and Related Shareholder Matters" is incorporated herein by reference.


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7. - FINANCIAL STATEMENTS

The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated July 26, 2000, are incorporated herein by reference.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of HLFC (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.


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


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

         3        Articles of Incorporation and Code of Regulations.

         10       Employment Contract for Robert C. Hamilton.

         11       Statement Regarding Computation of Earnings per Share. See
                  Note 19 to the Consolidated Financial Statements, which is incorporated by reference.

         13 2000 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of HLFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

         20       Proxy Statement for 2000 Annual Meeting of Shareholders.

         21       Subsidiaries of Home Loan Financial Corporation.

         27       Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed by HLFC during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOME LOAN FINANCIAL CORPORATION


                                       By: /s/ Robert C. Hamilton
                                          ----------------------
                                          Robert C. Hamilton, President
                                          (Principal Executive Officer)

                                       Date: September 25, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert C. Hamilton                                        /s/ Preston W. Bair
------------------------------------                          -------------------
Robert C. Hamilton,                                           Preston W. Bair,
President and Director                                        Treasurer
                                                              (Principal Financial Officer)

Date: September 25, 2000                                       Date: September 25, 2000



/s/ Neal J. Caldwell                                          /s/ Charles H. Durmis
------------------------------------                          ---------------------
Neal J. Caldwell                                              Charles H. Durmis
Director                                                      Director


Date: September 25, 2000                                      Date: September 25, 2000



/s/ Robert D. Mauch                                           /s/ Douglas L. Randles
------------------------------------                          ----------------------
Robert D. Mauch                                               Douglas L. Randles
Director                                                      Director

Date: September 25, 2000                                      Date: September 25, 2000

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION                             PAGE NUMBER
     ------        -----------                             -----------
     3.1           Articles of Incorporation of Home       Incorporated by reference to the Registration Statement
                   Loan Financial Corporation              on Form S-1 filed by HLFC on December 16, 1997 (the "S-1")
                                                           with the Securities and Exchange Commission (the "SEC"),
                                                           Exhibit 3.1.

     3.2           Certificate of Amendment to Articles    Incorporated by reference to Pre-Effective Amendment No.
                   of Incorporation of Home Loan           1 to the S-1 filed with the SEC on February 3, 1998,
                   Financial Corporation                   Exhibit 3.2.

     3.4           Code of Regulations of Home Loan        Incorporated by reference to the S-1, Exhibit 3.3.
                   Financial Corporation

     11            Statement Regarding Computation of      See Note 19 to the consolidated financial statements.
                   Earnings per Share

     10            Employment Contract for Robert C.       Incorporated by reference to the Form 10-KSB filed by
                   Hamilton                                HLFC on September 28, 1998 (the "10-KSB") with the SEC,
                                                           Exhibit 10.

     13            Home Loan Financial Corporation 2000
                   Annual Report to Shareholders

     20            Proxy Statement for 2000 Annual
                   Meeting of Shareholders

     21            Subsidiaries of Home Loan Financial     Incorporated by reference to the 10-KSB, Exhibit 21.
                   Corporation

     27            Financial Data Schedule