Form 10QSB
period 2000-09-30
HOME LOAN FINANCIAL CORP
filed 2000-11-14
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 1, 2000 the latest practical date, 1,853,993 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No   X
     ----             ----

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements .............................................      8


         Item 2.   Management's Discussion and Analysis...............................................     15


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     21

         Item 2.   Changes in Securities and Use of Proceeds..........................................     21

         Item 3.   Defaults Upon Senior Securities....................................................     21

         Item 4.   Submission of Matters to a Vote of Security Holders................................     21

         Item 5.   Other Information..................................................................     21

         Item 6.   Exhibits and Reports on Form 8-K...................................................     21

SIGNATURES ...........................................................................................     22

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                   September 30,        June 30,
                                                                       2000               2000
                                                                       ----               ----
ASSETS
Cash and due from financial institutions                           $  1,855,663      $  2,133,172
Interest-bearing deposits in other financial institutions                    --           103,093
                                                                   ------------      ------------
     Total cash and cash equivalents                                  1,855,663         2,236,265
Securities available for sale                                         3,450,150         3,417,675
Mortgage-backed securities available for sale                        18,379,462        18,422,861
Federal Home Loan Bank stock                                          1,593,500         1,564,100
Loans, net                                                           89,528,225        85,852,772
Premises and equipment, net                                           1,131,327         1,148,897
Accrued interest receivable                                             599,303           585,128
Other assets                                                            342,985           503,150
                                                                   ------------      ------------

         Total assets                                              $116,880,615      $113,730,848
                                                                   ============      ============


LIABILITIES
Deposits $                                                           65,798,545      $ 64,951,022
Federal Home Loan Bank advances                                      30,400,000        28,625,000
Accrued interest payable                                                432,560           447,463
Accrued expenses and other liabilities                                  377,061           258,755
                                                                   ------------      ------------
     Total liabilities                                               97,008,166        94,282,240

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                           --                --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                    --                --
Additional paid-in capital                                           14,083,151        14,083,151
Retained earnings - substantially restricted                         12,811,725        12,665,932
Unearned employee stock ownership plan shares                        (1,809,740)       (1,873,155)
Unearned recognition and retention plan shares                         (782,765)         (832,265)
Treasury stock, at cost - 366,157 shares at September 30, 2000
  and 353,657 shares at June 30, 2000                                (4,076,112)       (3,989,862)
Accumulated other comprehensive income (loss)                          (353,810)         (605,193)
                                                                   ------------      ------------
     Total shareholders' equity                                      19,872,449        19,448,608
                                                                   ------------      ------------

         Total liabilities and shareholders' equity                $116,880,615      $113,730,848
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                September 30,
                                                                -------------
                                                             2000            1999
                                                             ----            ----
Interest income
     Loans, including fees                                $1,922,648     $1,561,743
     Securities                                              360,360        392,325
     Dividends on Federal Home Loan Bank stock                29,487         26,141
     Interest-bearing deposits and federal funds sold            736         19,841
                                                          ----------     ----------
         Total interest income                             2,313,231      2,000,050

Interest expense
     Deposits                                                734,558        578,775
     Federal Home Loan Bank advances                         424,428        319,517
     Other borrowings                                             --         48,807
                                                          ----------     ----------
         Total interest expense                            1,158,986        947,099
                                                          ----------     ----------

Net interest income                                        1,154,245      1,052,951
Provision for loan losses                                     15,000         30,000
                                                          ----------     ----------

Net interest income after provision for loan losses        1,139,245      1,022,951

Noninterest income
     Service charges and other fees                           50,681         40,355
     Other income                                             18,214         17,030
                                                          ----------     ----------
         Total noninterest income                             68,895         57,385

Noninterest expense
     Salaries and employee benefits                          408,919        370,543
     Occupancy and equipment                                  55,050         41,683
     State franchise taxes                                    36,000         76,500
     Computer processing                                      32,502         28,285
     Legal, audit and supervisory exam fees                   41,652         39,245
     Director fees                                            20,800         20,800
     Other expense                                            82,923         81,048
                                                          ----------     ----------
         Total noninterest expense                           677,846        658,104
                                                          ----------     ----------

Income before income taxes                                   530,294        422,232
Income tax expense                                           194,300        166,300
                                                          ----------     ----------

Net income                                                   335,994        255,932

Other comprehensive income (loss), net of tax                251,383        (28,075)
                                                          ----------     ----------

Comprehensive income                                      $  587,377     $  227,857
                                                          ==========     ==========

Basic earnings per common share                           $      .20     $      .15
                                                          ==========     ==========

Diluted earnings per common share                         $      .20     $      .14
                                                          ==========     ==========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                     Additional                  Unearned      Unearned                     Other
                                       Paid-In     Retained        ESOP           RRP        Treasury   Comprehensive
                                       Capital     Earnings       Shares        Shares        Shares    Income (Loss)      Total
                                       -------     --------       ------        ------        ------    -------------      -----
Balance at July 1, 1999              $14,060,770  $12,154,493  $(2,109,864)  $(1,024,269)  $(2,852,948)  $(329,186)     $19,898,996

Net income for the period                     --      255,932           --            --            --          --          255,932

Cash dividend - $.065 per share               --     (131,864)          --            --            --          --         (131,864)

Commitment to release 3,975 ESOP
  shares                                  (1,567)          --       42,027            --            --          --           40,460

Compensation expense with respect
  to recognition and retention plan           --           --           --        47,400            --          --           47,400

Purchase of 37,900 treasury shares            --           --           --            --      (372,387)         --         (372,387)

Change in fair value of securities
  available for sale, net of tax
  effects                                     --           --           --            --            --     (28,075)         (28,075)
                                     -----------  -----------  -----------   -----------   -----------   ---------      -----------

Balance at September 30, 1999        $14,059,203  $12,278,561  $(2,067,837)  $  (976,869)  $(3,225,335)  $(357,261)     $19,710,462
                                     ===========  ===========  ===========   ===========   ===========   =========      ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                      Additional                  Unearned     Unearned                     Other
                                        Paid-In      Retained       ESOP          RRP       Treasury    Comprehensive
                                        Capital      Earnings      Shares       Shares       Shares     Income (Loss)      Total
                                        -------      --------      ------       ------       ------     -------------      -----
Balance at July 1, 2000               $14,083,151  $12,665,932  $(1,873,155)  $(832,265)  $(3,989,862)   $(605,193)     $19,448,608

Net income for the period                      --      335,994           --          --            --           --          335,994

Cash dividend - $.10 per share                 --     (171,786)          --          --            --           --         (171,786)

Commitment to release 6,000 ESOP
  shares                                       --      (18,415)      63,415          --            --           --           45,000

Compensation expense with respect
  to recognition and retention plan            --           --           --      49,500            --           --           49,500

Purchase of 12,500 treasury shares             --           --           --          --       (86,250)          --          (86,250)

Change in fair value of securities
  available for sale, net of tax
  effects                                      --           --           --          --            --      251,383          251,383
                                      -----------  -----------  -----------   ---------   -----------    ---------      -----------

Balance at September 30, 2000         $14,083,151  $12,811,725  $(1,809,740)  $(782,765)  $(4,076,112)   $(353,810)     $19,872,449
                                      ===========  ===========  ===========   =========   ===========    =========      ===========

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         2000              1999
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $  335,994       $  255,932
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                     27,000           20,700
         Securities amortization and accretion                            (1,464)             378
         Provision for loan losses                                        15,000           30,000
         FHLB stock dividends                                            (29,400)         (26,100)
         Compensation expense on ESOP shares                              45,000           40,460
         Compensation expense on RRP shares                               49,500           47,400
         Net change in accrued interest receivable and other assets       16,491         (116,215)
         Net change in accrued expenses and other liabilities            103,403          (16,924)
         Net change in deferred loan fees                                  1,664            4,807
                                                                      ----------       ----------
              Net cash from operating activities                         563,188          240,438

CASH FLOWS FROM INVESTING ACTIVITIES
     Mortgage-backed securities available for sale:
         Proceeds from maturities and principal paydowns                 393,270          367,690
     Net change in interest-bearing time deposits                             --             (480)
     Net change in loans                                              (3,692,117)      (3,616,245)
     Premises and equipment expenditures                                  (9,430)        (233,923)
                                                                      ----------       ----------
         Net cash from investing activities                           (3,308,277)      (3,482,958)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                              847,523          355,854
     Net change in short-term FHLB advances                           (2,225,000)      (3,700,000)
     Net change in other short-term borrowings                                --          125,000
     Proceeds from long-term FHLB advances                             4,000,000               --
     Cash dividends paid                                                (171,786)        (131,864)
     Purchase of treasury stock                                          (86,250)        (372,387)
                                                                      ----------       ----------
         Net cash from financing activities                            2,364,487       (3,723,397)
                                                                      ----------       ----------

Net change in cash and cash equivalents                                 (380,602)      (6,965,917)

Cash and cash equivalents at beginning of period                       2,236,265        8,563,948
                                                                      ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $1,855,663       $1,598,031
                                                                      ==========       ==========

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                     $1,173,889       $  963,087
         Income taxes                                                    140,000          325,000

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Home Loan Financial Corporation ("HLFC") at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2000. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2000, consolidated financial statements, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank") together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the total of current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective rate expected to be applicable for the entire year.

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

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities at September 30, 2000 and June 30, 2000 were as follows:

                                                     Gross          Gross         Estimated
                                   Amortized      Unrealized     Unrealized         Fair
                                     Cost            Gains         Losses           Value
                                     ----            -----         ------           -----
September 30, 2000
------------------
Securities available for sale
     U.S. Government agencies     $ 3,490,084     $        --     $ (39,934)     $ 3,450,150
                                  ===========     ===========     =========      ===========

Mortgage-backed securities
  available for sale
     U.S. Government agencies     $18,875,604     $        --     $(496,142)     $18,379,462
                                  ===========     ===========     =========      ===========

June 30, 2000
-------------
Securities available for sale
     U.S. Government agencies     $ 3,488,289     $        --     $ (70,614)     $ 3,417,675
                                  ===========     ===========     =========      ===========

Mortgage-backed securities
  available for sale
     U.S. Government agencies     $19,269,205     $        --     $(846,344)     $18,422,861
                                  ===========     ===========     =========      ===========

Contractual maturities of securities at September 30, 2000, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                      Estimated
                                                    Amortized           Fair
                                                      Cost              Value
                                                      ----              -----
Due after one year through five years              $ 3,490,084       $ 3,450,150
Mortgage-backed securities                          18,875,604        18,379,462
                                                   -----------       -----------
                                                   $22,365,688       $21,829,612
                                                   ===========       ===========

No securities were sold during the three months ended September 30, 2000 or 1999. At September 30, 2000 and June 30, 2000, securities with a carrying value of $1,319,420 and $960,650 were pledged to secure public funds.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at September 30, 2000 and June 30, 2000 were as follows:

                                                September 30,        June 30,
                                                    2000               2000
                                                    ----               ----
Residential real estate loans:
    1 - 4 family                                $58,785,754        $56,274,675
    Home equity                                   3,493,942          3,051,384
Nonresidential real estate                        9,714,366          9,868,272
Real estate construction                          2,486,751          2,678,550
Land                                                614,493            620,592
                                                -----------        -----------
    Total real estate loans                      75,095,306         72,493,473
Commercial loans                                  3,247,595          3,368,501
Consumer loans:
    Home improvement                              4,840,930          4,718,366
    Automobile                                    4,764,537          4,368,442
    Deposit                                         359,983            371,173
    Credit card                                     511,749            488,800
    Other                                         2,781,360          2,475,381
                                                -----------        -----------
         Total consumer loans                    13,258,559         12,422,162
                                                -----------        -----------
Total loans                                      91,601,460         88,284,136
Less:
    Allowance for loan losses                      (411,314)          (404,888)
    Loans in process                             (1,498,696)        (1,864,915)
    Net deferred loan fees and costs               (163,225)          (161,561)
                                                -----------        -----------

                                                $89,528,225        $85,852,772
                                                ===========        ===========

Activity in the allowance for loan losses was as follows:

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                       2000               1999
                                                       ----               ----
Balance at beginning of period                       $404,888           $322,700
Provision for losses                                   15,000             30,000
Charge-offs                                            (8,662)                --
Recoveries                                                 88                240
                                                     --------           --------

Balance at end of period                             $411,314           $352,940
                                                     ========           ========

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $506,000 and $100,000 at September 30, 2000 and June 30, 2000, respectively. The Corporation had no nonaccrual loans at September 30, 2000 or June 30, 2000. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

As of September 30, 2000 and June 30, 2000 and for the three months ended September 30, 2000 and 1999, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114.


NOTE 4 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2000 and June 30, 2000 follows:

                                                      September 30,    June 30,
                                                          2000           2000
                                                          ----           ----
Lines of credit-variable rate                          $2,878,000     $2,526,000
1-4 family residential real estate-variable rate          108,000      1,437,000
1-4 family residential real estate-fixed rate             286,000        318,000
Commercial real estate-variable rate                           --        662,000
Credit card arrangements-fixed rate                     1,304,000      1,282,000

The interest rates on fixed-rate commitments ranged from 8.75% to 13.90% at September 30, 2000 and 8.50% to 13.90% at June 30, 2000. The interest rates on variable rate commitments were 8.125% at September 30, 2000 and 8.125% to 9.75% at June 30, 2000.

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

In May 1999, the Corporation declared and paid a $4.00 per share return of capital distribution. The ESOP received $674,812 from the return of capital distribution on 168,703 unallocated shares. The ESOP purchased an additional 54,406 shares with the proceeds from the return of capital distribution. The additional shares purchased will be held in suspense and allocated to participants in a manner similar to the original ESOP shares.

ESOP compensation expense was $45,000 and $40,460 for the three months ended September 30, 2000 and September 30, 1999, respectively. The ESOP shares at September 30, 2000 and June 30, 2000 were as follows:

                                                      September 30,    June 30,
                                                          2000           2000
                                                          ----           ----
Allocated shares                                           57,471         35,077
Shares committed to be released for allocation              6,000         22,394
Unreleased shares                                         170,795        176,795
                                                       ----------     ----------
Total ESOP shares                                         234,266        234,266
                                                       ==========     ==========

Fair value of unreleased shares                        $1,195,565     $1,149,168
                                                       ==========     ==========


NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("Plan") was approved by shareholders on October 13, 1998. A total of 224,825 common shares are available for granting stock options pursuant to the Plan. In October 1998, the Board of Directors granted options to purchase 180,170 common shares at an exercise price of $7.69, after adjustment for the return of capital distribution, to certain officers and directors of the Corporation. In January 2000, the Board of Directors granted options to purchase 10,500 common shares at an exercise price of $8.19 to certain officers of the Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At September 30, 2000 and June 30, 2000, 35,714 options were vested. Through June 30, 2000, a total of 1,600 options had been forfeited. During the three months ended September 30, 2000, no options were forfeited and no options were exercised, leaving 189,070 options outstanding at September 30, 2000. There are 35,755 shares of authorized but unissued common stock reserved for which no options have been granted at September 30, 2000 and June 30, 2000. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 7 - RECOGNITION AND RETENTION PLAN

A RRP was adopted by the Board of Directors and approved by the shareholders of the Corporation on October 13, 1998 to purchase 89,390 common shares of the Corporation. The RRP will be used to provide directors and key employees with an ownership interest in the Corporation by compensating such individuals for services to the Corporation.

In conjunction with the adoption of the RRP on October 13, 1998, the Board of Directors awarded 72,866 shares to certain directors and officers of the Corporation. In January 2000, the Board of Directors awarded 4,000 shares to certain officers of the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. At September 30, 2000, 14,573 shares were vested and there were 13,064 shares reserved for future awards. Compensation expense related to RRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. Compensation expense was $49,500 and $47,400 for the three months ended September 30, 2000 and 1999, respectively.


NOTE 8 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                                          Three Months Ended
                                                                             September 30,
                                                                             -------------
                                                                         2000             1999
                                                                         ----             ----
Basic
     Net income                                                       $  335,994       $  255,932
                                                                      ==========       ==========

     Weighted average common shares outstanding                        1,888,261        2,016,395
     Less: Average unallocated ESOP shares                              (173,795)        (197,638)
     Less: Average nonvested RRP shares                                  (62,746)         (77,712)
                                                                      ----------       ----------
     Average shares                                                    1,651,720        1,741,045
                                                                      ==========       ==========

     Basic earnings per common share                                  $      .20       $      .15
                                                                      ==========       ==========

Diluted
     Net income                                                       $  335,994       $  255,932
                                                                      ==========       ==========

     Weighted average common shares outstanding
       for basic earnings per common share                             1,651,720        1,741,045
     Add: Dilutive effects of assumed exercises of stock options              --           32,304
                                                                      ----------       ----------
     Average shares and dilutive potential
       common shares                                                   1,651,720        1,773,349
                                                                      ==========       ==========

     Diluted earnings per common share                                $      .20       $      .14
                                                                      ==========       ==========

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE (Continued)

Unearned RRP shares did not have a dilutive effect on earnings per share for the three months ended September 30, 2000 or 1999, as the fair value of the RRP shares on the date of grant was greater than the average market price for the period. Outstanding stock options, which totaled 189,070 at September 30, 2000, did not have a dilutive effect on earnings per share for the three months ended September 30, 2000 as the exercise price was greater than the average market price for the quarter.


NOTE 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related taxes were as follows.

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         2000            1999
                                                         ----            ----
Unrealized holding gains and (losses) on
  available-for-sale securities                       $ 380,882        $(42,536)
Tax effect                                             (129,499)         14,461
                                                      ---------        --------

Other comprehensive income (loss)                     $ 251,383        $(28,075)
                                                      =========        ========

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2000 compared to June 30, 2000, and the consolidated results of operations for the three months ended September 30, 2000 compared with the same period in 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at September 30, 2000 were $116.9 million compared to $113.7 million at June 30, 2000, an increase of $3.2 million, or 2.8%. The increase in total assets was primarily in loans. Loan growth, which totaled $3.7 million, consisted primarily of residential real estate loans, which increased $2.5 million. The growth in residential real estate loans was due to competitive pricing.

Total deposits increased $848,000, from $65.0 million at June 30, 2000, to $65.8 million at September 30, 2000. The increase in deposits was primarily in certificate of deposits, which increased $2.6 million due to the Bank being more competitive on rates paid. This increase was partially offset by decreases in NOW, money market and savings accounts. The certificates of deposit portfolio as a percent of total deposits increased from 51.5% at June 30, 2000 to 54.8% at September 30, 2000. Almost all certificates of deposit mature in less than three years, with the majority maturing in the next year.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Federal Home Loan Bank ("FHLB") advances totaled $30.4 million at September 30, 2000, compared to $28.6 million at June 30, 2000, an increase of $1.8 million. The Corporation utilized the additional advances to fund loan growth. A portion of the borrowings under the Bank's $10.0 million cash-management line of credit with the FHLB were repaid by two advances with terms of one year and two years, respectively, in the amount of $2.0 million each. At September 30, 2000 and June 30, 2000, $4.4 million and $6.6 million, respectively, was outstanding on this line. The Corporation had no changes in its long-term advances from the FHLB other than the addition of the two advances described above. The interest rates on the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

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

Net income was $335,994 for the three months ended September 30, 2000, compared to $255,932 for the three months ended September 30, 1999. The increase in net income for the three months ended September 30, 2000 was the result of an increase in net interest income and an increase in noninterest income partially offset by an increase in noninterest expense.

Net interest income totaled $1,154,245 for the three months ended September 30, 2000, compared to $1,052,951 for the three months ended September 30, 1999, representing an increase of $101,294, or 9.6%. The change in net interest income is attributable to an increase in average interest-earning assets partially offset by a slight decline in the net interest margin.

Interest and fees on loans increased $360,905, or 23.1%, from $1,561,743 for the three months ended September 30, 1999 to $1,922,648 for the three months ended September 30, 2000. The increase was due to a higher average balance of loans resulting from strong loan demand.

Interest earned on securities totaled $360,360 for the three months ended September 30, 2000, compared to $392,325 for the three months ended September 30, 1999. The decrease was a result of a lower average balance of securities due to the principal repayment of mortgage-backed securities.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest on interest-bearing deposits and federal funds sold decreased $19,105 from $19,841 for the three months ended September 30, 1999 to $736 for the three months ended September 30, 2000. The decrease was the result of lower average balances of interest bearing deposits and federal funds sold.

Interest paid on deposits increased $155,783 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and having a larger percentage of the portfolio being comprised of certificates of deposit.

Interest on FHLB advances totaled $424,428 for the three months ended September 30, 2000, compared to $319,517 for the three months ended September 30, 1999. The increase in interest expense was the result of an increase in the average balance of FHLB advances and an increase in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

Interest on other borrowings totaled $48,807 for the three months ended September 30, 1999. No other borrowings were outstanding during the three months ended September 30, 2000.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses totaled $15,000 for the three months ended September 30, 2000, compared to $30,000 for the same period in 1999. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $411,314, or .46% of total loans, net of loans in process and net deferred loan fees and costs, at September 30, 2000, compared with $404,888, or .47%, at June 30, 2000.

Noninterest income includes service fees and other miscellaneous income. For the three months ended September 30, 2000, noninterest income totaled $68,895 compared to $57,385 for the three months ended September 30, 1999.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Noninterest expense totaled $677,846 for the three months ended September 30, 2000, compared to $658,104 for the same period in 1999. This increase was due primarily to increases in salaries and employee benefits and occupancy and equipment expense partially offset by a decrease in state franchise taxes. The increase in salaries and employee benefits was the result of normal, annual merit increases and additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment also related to the new branch which opened in October 1999. The decrease in state franchise taxes was the result of lower Bank capital levels on which the tax is based.

The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. The effective tax rate was 36.6% for the three months ended September 30, 2000, compared to 39.4% for the three months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2000 and 1999.

                                                               Three Months
                                                            Ended September 30,
                                                             2000         1999
                                                             ----         ----
                                                          (Dollars in thousands)
Net income                                                 $   336      $   256
Adjustments to reconcile net income to net cash from
  operating activities                                         227          (16)
                                                           -------      -------
Net cash from operating activities                             563          240
Net cash from investing activities                          (3,308)      (3,483)
Net cash from financing activities                           2,365       (3,723)
                                                           -------      -------
Net change in cash and cash equivalents                       (380)      (6,966)
Cash and cash equivalents at beginning of period             2,236        8,564
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,856      $ 1,598
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

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At September 30, 2000, the Bank's regulatory liquidity was 31.77%. At such date, the Corporation had commitments to originate variable rate residential and commercial real estate mortgage loans totaling $108,000 and fixed rate residential real estate mortgage loans totaling $286,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At September 30, 2000, and June 30, 2000, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 2000 and June 30, 2000. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

At September 30, 2000 and June 30, 2000, the Bank's actual capital levels and minimum required levels were as follows:

                                                                     Minimum                     Minimum
                                                                 Required To Be               Required To Be
                                                             Adequately Capitalized          Well Capitalized
                                                             Under Prompt Corrective      Under Prompt Corrective
                                         Actual                 Action Regulations           Action Regulations
                                  Amount         Ratio         Amount         Ratio         Amount         Ratio
                                  ------         -----         ------         -----         ------         -----
                                                             (Dollars in thousands)
September 30, 2000
------------------
Total capital (to risk-
  weighted assets)                $12,982         19.3%         $5,376          8.0%        $6,720         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            12,571         18.7           2,688          4.0          4,032          6.0
Tier 1 (core) capital (to
  adjusted total assets)           12,571         10.7           4,696          4.0          5,870          5.0
Tangible capital (to
  adjusted total assets)           12,571         10.7           1,761          1.5            N/A

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

                                                                     Minimum                      Minimum
                                                                  Required To Be               Required To Be
                                                              Adequately Capitalized          Well Capitalized
                                                              Under Prompt Corrective      Under Prompt Corrective
                                          Actual                 Action Regulations           Action Regulations
                                  Amount           Ratio        Amount         Ratio        Amount         Ratio
                                  ------           -----        ------         -----        ------         -----
                                                             (Dollars in thousands)
June 30, 2000
-------------
Total capital (to risk-
  weighted assets)                $12,530           19.0%       $5,284           8.0%       $6,605           10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            12,125           18.4         2,642           4.0         3,963            6.0
Tier 1 (core) capital (to
  adjusted total assets)           12,125           10.6         4,584           4.0         5,731            5.0
Tangible capital (to
  adjusted total assets)           12,125           10.6         1,719           1.5           N/A


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning July 1, 2000, the Corporation adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which requires all derivatives to be recorded at fair value. Unless the derivatives are designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this new accounting standard did not have a material effect on the financial statements of the Corporation.

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

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           On October 10, 2000, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2001:

                                                     FOR               WITHHELD
Neal J. Caldwell                                  1,545,956             22,800
Charles H. Durmis                                 1,545,731             23,025
Robert C. Hamilton                                1,532,456             36,300
Robert D. Mauch                                   1,546,056             22,700
Douglas L. Randles                                1,545,906             22,850

           These other matters were submitted to the Shareholders, for which the following votes were cast:

           1. The ratification of the selection of Crowe, Chizek and Company LLP as the auditors of Home Loan Financial Corporation for the current fiscal year.

                  FOR                      AGAINST              ABSTAIN
                  ---                      -------              -------
               1,564,455                    3,151                1,150

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)      Exhibit No. 27:  Financial Data Schedule
           (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2000.

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



Date:    November 10, 2000              /s/ Robert C. Hamilton
       ---------------------------      -------------------------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer



Date:    November 10, 2000              /s/ Preston W. Bair
       ---------------------------      -------------------------------------
                                        Preston W. Bair
                                        Secretary, Treasurer and Chief
                                        Financial Officer

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                        PAGE NUMBER
------          -----------                                        -----------

   27           Financial Data Schedule                                 24


--------------------------------------------------------------------------------