Form 10QSB
period 2000-12-31
HOME LOAN FINANCIAL CORP
filed 2001-02-14
CIK 1050894

                                   FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended December 31, 2000

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

As of February 2, 2001 the latest practical date, 1,831,213 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No     X
    -------           -------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX







                                                                            Page


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets................................   3

              Consolidated Statements of Income and Comprehensive Income.   4

              Consolidated Statements of Changes in Shareholders' Equity.   5

              Consolidated Statements of Cash Flows......................   7

              Notes to Consolidated Financial Statements ................   8


         Item 2.   Management's Discussion and Analysis..................  15


Part II - Other Information

         Item 1.   Legal Proceedings.....................................  21

         Item 2.   Changes in Securities and Use of Proceeds.............  21

         Item 3.   Defaults Upon Senior Securities.......................  21

         Item 4.   Submission of Matters to a Vote of Security Holders...  21

         Item 5.   Other Information.....................................  21

         Item 6.   Exhibits and Reports on Form 8-K......................  21

SIGNATURES ..............................................................  22

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                 December 31,           June 30,
                                                                                     2000                 2000
                                                                                     ----                 ----
ASSETS
Cash and due from banks                                                         $     2,672,534    $      2,133,172
Interest-bearing deposits in other banks                                                 53,887             103,093
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  2,726,421           2,236,265
Securities available for sale                                                         3,495,175           3,417,675
Mortgage-backed securities available for sale                                        18,341,141          18,422,861
Federal Home Loan Bank stock                                                          1,623,500           1,564,100
Loans, net                                                                           92,423,377          85,852,772
Premises and equipment, net                                                           1,109,308           1,148,897
Accrued interest receivable                                                             616,637             585,128
Other assets                                                                            183,973             503,150
                                                                                ---------------    ----------------

         Total assets                                                           $   120,519,532    $    113,730,848
                                                                                ===============    ================


LIABILITIES
Deposits                                                                        $    68,443,939    $     64,951,022
Federal Home Loan Bank advances                                                      31,125,000          28,625,000
Accrued interest payable                                                                566,477             447,463
Accrued expenses and other liabilities                                                  317,257             258,755
                                                                                ---------------    ----------------
     Total liabilities                                                              100,452,673          94,282,240

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                           --                  --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                    --                  --
Additional paid-in capital                                                           14,083,151          14,083,151
Retained earnings - substantially restricted                                         12,969,983          12,665,932
Unearned employee stock ownership plan shares                                        (1,746,325)         (1,873,155)
Unearned recognition and retention plan shares                                         (733,265)           (832,265)
Treasury stock, at cost - 417,037 shares at December 31, 2000 and
  353,657 shares at June 30, 2000                                                    (4,447,839)         (3,989,862)
Accumulated other comprehensive income                                                  (58,846)           (605,193)
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      20,066,859          19,448,608
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $   120,519,532    $    113,730,848
                                                                                ===============    ================

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                          Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
Interest and dividend income
    Loans, including fees                           $   2,007,857    $   1,614,367   $   3,930,505   $    3,176,110
    Securities                                            353,998          373,389         714,358          765,714
    Other                                                  30,009           39,771          60,232           85,753
                                                     ------------    -------------   -------------   --------------
       Total interest income                            2,391,864        2,027,527       4,705,095        4,027,577

Interest expense
    Deposits                                              770,570          590,600       1,505,128        1,169,375
    Federal Home Loan Bank advances                       449,285          359,060         873,713          678,577
    Other borrowings                                           --           54,231              --          103,038
                                                    -------------    -------------   -------------   --------------
       Total interest expense                           1,219,855        1,003,891       2,378,841        1,950,990
                                                    -------------    -------------   -------------   --------------

Net interest income                                     1,172,009        1,023,636       2,326,254        2,076,587
Provision for loan losses                                  15,000           30,000          30,000           60,000
                                                    -------------    -------------   -------------   --------------

Net interest income after provision for
  loan losses                                           1,157,009          993,636       2,296,254        2,016,587

Noninterest income
    Service charges and other fees                         54,262           43,113         104,943           83,468
    Other income                                           32,687           29,657          50,901           46,687
                                                    -------------    -------------   -------------   --------------
       Total noninterest income                            86,949           72,770         155,844          130,155

Noninterest expense
    Salaries and employee benefits                        423,077          383,291         831,996          753,834
    Occupancy and equipment                                57,914           53,700         112,964           95,383
    State franchise taxes                                  36,000           58,500          72,000          135,000
    Computer processing                                    31,585           27,767          64,087           56,052
    Legal, audit and supervisory exam fees                 45,573           35,484          87,225           74,729
    Director fees                                          20,800           20,800          41,600           41,600
    Other expense                                          84,606           97,261         167,529          178,309
                                                    -------------    -------------   -------------   --------------
       Total noninterest expense                          699,555          676,803       1,377,401        1,334,907
                                                    -------------    -------------   -------------   --------------

Income before income taxes                                544,403          389,603       1,074,697          811,835
Income tax expense                                        197,200          140,500         391,500          306,800
                                                    -------------    -------------   -------------   --------------

Net income                                                347,203          249,103         683,197          505,035
Other comprehensive income (loss), net of tax             294,964         (291,932)        546,347         (320,007)
                                                    -------------    -------------   -------------   --------------

Comprehensive income (loss)                         $     642,167    $     (42,829)  $   1,229,544   $      185,028
                                                    =============    =============   =============   ==============

Basic earnings per common share                     $         .21    $         .15   $         .42   $         .29
                                                    =============    =============   =============   ==============

Diluted earnings per common share                   $         .21    $         .14   $         .42   $          .29
                                                    =============    =============   =============   ==============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six Months Ended December 31, 2000 and 1999
                                  (Unaudited)

--------------------------------------------------------------------------------


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
                                             ============      ============      ============

-------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                  Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------



                                            Additional                            Unearned          Unearned
                                              Paid-In          Retained             ESOP               RRP
                                              Capital          Earnings            Shares            Shares
                                              -------          --------            ------            ------

Balance at July 1, 2000                   $ 14,083,151      $ 12,665,932       $ (1,873,155)      $   (832,265)

Net income for the period                           --           683,197                 --                 --

Cash dividend - $.20 per share                      --          (342,316)                --                 --

Commitment to release 12,000
  ESOP shares                                       --           (36,830)           126,830                 --

Compensation expense with respect to
  recognition and retention plan                    --                --                 --             99,000

Purchase of 63,380 treasury shares                  --                --                 --                 --

Change in fair value of securities
  available for sale                                --                --                 --                 --
                                          ------------      ------------       ------------       ------------

Balance at December 31, 2000              $ 14,083,151      $ 12,969,983       $ (1,746,325)      $   (733,265)
                                          ============      ============       ============       ============


                                                              Unrealized
                                                                Loss on
                                                              Securities
                                            Treasury           Available
                                             Shares            for Sale              Total
                                             ------            --------              -----

Balance at July 1, 2000                    $ (3,989,862)      $   (605,193)      $ 19,448,608

Net income for the period                            --                 --            683,197

Cash dividend - $.20 per share                       --                 --           (342,316)

Commitment to release 12,000
  ESOP shares                                        --                 --             90,000

Compensation expense with respect to
  recognition and retention plan                     --                 --             99,000

Purchase of 63,380 treasury shares             (457,977)                --           (457,977)

Change in fair value of securities
  available for sale                                 --            546,347            546,347
                                           ------------       ------------       ------------

Balance at December 31, 2000               $ (4,447,839)      $    (58,846)      $ 20,066,859
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                              ------------
                                                                                       2000              1999
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $   683,197       $   505,035
    Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation                                                                      54,000            47,400
       Securities amortization and accretion                                             (2,961)               53
       Provision for loan losses                                                         30,000            60,000
       FHLB stock dividends                                                             (59,400)          (51,800)
       Compensation expense for ESOP shares                                              90,000            75,989
       Compensation expense for RRP shares                                               99,000            94,800
       Net change in accrued interest receivable and other assets                         6,218          (150,916)
       Net change in accrued expenses and other liabilities                             177,516           (89,769)
       Net change in deferred loan fees                                                   1,864             6,689
                                                                                    -----------       -----------
          Net cash from operating activities                                          1,079,434           497,481

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale:
       Purchases                                                                             --          (484,946)
       Proceeds from maturities                                                              --           250,000
    Mortgage-backed securities available for sale:
       Proceeds from maturities and principal paydowns                                  834,978           724,562
    Net change in interest-bearing time deposits                                             --              (960)
    Net change in loans                                                              (6,602,469)       (6,531,796)
    Premises and equipment expenditures                                                 (14,411)         (461,664)
                                                                                    -----------       -----------
       Net cash from investing activities                                            (5,781,902)       (6,504,804)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                            3,492,917         1,230,263
    Net change in short-term FHLB advances                                           (1,500,000)          100,000
    Net change in other short-term borrowings                                                --           525,000
    Proceeds from long-term FHLB advances                                             4,000,000                --
    Cash dividends paid                                                                (342,316)         (236,771)
    Contribution of accumulated dividends on unawarded
       recognition and retention plan shares                                                 --            72,840
    Purchases of treasury shares                                                       (457,977)         (645,225)
                                                                                    -----------       -----------
       Net cash from financing activities                                             5,192,624         1,046,107
                                                                                    -----------       -----------

Net change in cash and cash equivalents                                                 490,156        (4,961,216)
Cash and cash equivalents at beginning of period                                      2,236,265         8,563,948
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 2,726,421       $ 3,602,732
                                                                                    ===========       ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
       Interest                                                                     $ 2,259,827       $ 2,002,533
       Income taxes                                                                     315,000           475,000

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at December 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2000. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2000, annual report, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank"), together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

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

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Unearned Employee Stock Ownership Plan ("ESOP") shares are not considered outstanding for this calculation. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security that is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133, as delayed by SFAS No. 137 and amended by SFAS No. 138, was effective for fiscal years beginning after June 15, 2000 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. The adoption of SFAS No. 133 did not have a significant impact on the Corporation's financial statements.


NOTE 2 - SECURITIES

Securities at December 31, 2000 and June 30, 2000 were as follows:

                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----
DECEMBER 31, 2000
Securities available for sale
     U.S. Government agencies                       $    3,491,879     $   11,802    $    (8,506)   $     3,495,175
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   18,433,598     $       --    $   (92,457)   $    18,341,141
                                                    ==============     ==========    ===========    ===============

JUNE 30, 2000
Securities available for sale
     U.S. Government agencies                       $    3,488,289     $       --    $   (70,614)   $     3,417,675
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   19,269,205     $       --    $  (846,344)   $    18,422,681
                                                    ==============     ==========    ===========    ===============

Contractual maturities of securities at December 31, 2000 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                          Amortized       Estimated Fair
                                                                            Cost               Value
                                                                            ----               -----

           Due after one year through five years                       $    3,491,879    $     3,495,175
           Mortgage-backed securities                                      18,433,598         18,341,141
                                                                       --------------    ---------------
                                                                       $   21,925,477    $    21,836,316
                                                                       ==============    ===============

No securities were sold during the three or six months ended December 31, 2000 or 1999.
--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS

Loans at December 31, 2000 and June 30, 2000 were as follows:

                                                December 31,        June 30,
                                                    2000               2000
                                                    ----               ----
      Residential real estate loans:
          1- 4 family                           $ 59,261,211       $ 56,274,675
          Home equity                              3,852,235          3,051,384
      Nonresidential real estate                   9,923,877          9,868,272
      Real estate construction                     3,769,541          2,678,550
      Land                                           694,954            620,592
                                                ------------       ------------
          Total real estate loans                 77,501,818         72,493,473
      Commercial loans                             3,274,481          3,368,501
      Consumer loans:
          Home improvement                         5,293,923          4,718,366
          Automobile                               4,717,312          4,368,442
          Deposit                                    421,224            371,173
          Credit card                                566,425            488,800
          Other                                    2,589,845          2,475,381
                                                ------------       ------------
               Total consumer loans               13,588,729         12,422,162
                                                ------------       ------------
      Total loans                                 94,365,028         88,284,136
      Less:
          Allowance for loan losses                 (416,903)          (404,888)
          Loans in process                        (1,361,323)        (1,864,915)
          Net deferred loan fees and costs          (163,425)          (161,561)
                                                ------------       ------------

                                                $ 92,423,377       $ 85,852,772
                                                ============       ============

Activity in the allowance for loan losses was as follows:

                                                    Three Months                   Six Months
                                                 Ended December 31,            Ended December 31,
                                                 ------------------            ------------------
                                                    2000      1999                2000      1999
                                                    ----      ----                ----      ----
        Beginning balance                    $   411,314    $ 352,940       $ 404,888     $  322,700
        Provision for losses                      15,000       30,000          30,000         60,000
        Loans charged-off                         (9,625)          --         (18,287)            --
        Recoveries                                   214          145             302            385
                                             -----------    ---------       ---------     ----------

        Ending balance                       $   416,903    $ 383,085       $ 416,903     $  383,085
                                             ===========    =========       =========     ==========

As of December 31, 2000 and June 30, 2000 and for the three and six months ended December 31, 2000 and 1999, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114. Nonperforming loans consisted of loans past due over 90 days still accruing interest which totaled approximately $295,000 at December 31, 2000 and $100,000 at June 30, 2000. No loans were on nonaccrual status at December 31, 2000 or June 30, 2000. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.


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


NOTE 4 -OFF-BALANCE SHEET ACTIVITIES

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2000 and June 30, 2000 follows:

                                                           December 31,         June 30,
                                                               2000               2000
                                                               ----               ----

Lines of credit-variable rate                               $ 3,006,000      $  2,526,000
1-4 family residential real estate-variable rate                651,000         1,437,000
1-4 family residential real estate-fixed rate                   155,000           318,000
Commercial real estate-variable rate                                 --           662,000
Unimproved land-variable rate                                    58,000                --
Credit card arrangements-fixed rate                           1,283,000         1,282,000

The interest rates on fixed-rate commitments ranged from 8.125% to 13.90% at December 31, 2000 and 8.50% to 13.90% at June 30, 2000. The interest rates on variable rate commitments ranged from 7.50% to 9.50% at December 31, 2000 and 8.125% to 9.75% at June 30, 2000.


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

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

ESOP compensation expense was $45,000 and $90,000 for the three and six months ended December 31, 2000 and $35,529 and $75,989 for the three and six months ended December 31, 1999. The ESOP shares at December 31, 2000 and June 30, 2000 were as follows:

                                                                           December 31,         June 30,
                                                                               2000               2000
                                                                               ----               ----

         Allocated shares                                                      57,471              35,077
         Shares committed to be released for allocation                        12,000              22,394
         Unreleased shares                                                    164,795             176,795
                                                                          -----------        ------------
         Total ESOP shares                                                    234,266             234,266
                                                                          ===========        ============

         Fair value of unreleased shares                                  $ 1,194,764        $  1,149,168
                                                                          ===========        ============


NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("Plan") was approved by shareholders on October 13, 1998. A total of 224,825 common shares are available for granting stock options pursuant to the Plan. In October 1998, the Board of Directors granted options to purchase 180,170 common shares at an exercise price of $7.69, after adjustment for the return of capital distribution, to certain officers and directors of the Corporation. In January 2000, the Board of Directors granted options to purchase 10,500 common shares at an exercise price of $8.19 to certain officers of the Corporation. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. At December 31, 2000 and June 30, 2000, 71,428 and 35,714 options were vested, respectively. Through June 30, 2000, a total of 1,600 options had been forfeited. During the three and six months ended December 31, 2000, no options were forfeited and no options were exercised, leaving 189,070 options outstanding at December 31, 2000. There are 35,755 shares of authorized but unissued common stock reserved for which no options have been granted. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.


NOTE 7 - RECOGNITION AND RETENTION PLAN

The RRP was adopted by the Board of Directors and approved by the shareholders of the Corporation on October 13, 1998 to purchase 89,930 common shares of the Corporation. The RRP will be used to provide directors and key employees with an ownership interest in the Corporation by compensating such individuals for services to the Corporation.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


NOTE 7 - RECOGNITION AND RETENTION PLAN (Continued)

In conjunction with the adoption of the RRP on October 13, 1998, the Board of Directors awarded 72,866 shares to certain directors and officers of the Corporation. In January 2000, the Board of Directors awarded 4,000 shares to certain officers of the Corporation. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. At December 31, 2000, 29,146 shares have vested. There were 13,064 shares reserved for future awards. Compensation expense related to RRP shares is based upon fair value of the shares at the date of grant. Compensation expense was $49,500 and $99,000 for the three and six months ended December 31, 2000 and $47,400 and $94,800 for the three and six months ended December 31, 1999.


NOTE 8 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                        Three Months Ended               Six Months Ended
                                                           December 31,                    December 31,
                                                           ------------                    ------------
                                                     2000              1999              2000            1999
                                                     ----              ----              ----            ----
Basic
     Net income                                  $   347,203       $   249,103       $   683,197       $   505,035
                                                 ===========       ===========       ===========       ===========
     Weighted average common shares
       outstanding                                 1,853,225         1,978,270         1,870,743         1,997,333

     Less:  Average unallocated ESOP shares         (167,795)         (193,613)         (170,795)         (195,601)
     Less:  Average nonvested RRP shares             (58,903)          (74,142)          (60,824)          (75,964)
                                                 -----------       -----------       -----------       -----------
     Average shares                                1,626,527         1,710,515         1,639,124         1,725,768
                                                 ===========       ===========       ===========       ===========
     Basic earnings per common share             $       .21       $       .15       $       .42       $       .29
                                                 ===========       ===========       ===========       ===========

Diluted
     Net income                                  $   347,203       $   249,103       $   683,197       $   505,035
                                                 ===========       ===========       ===========       ===========
     Weighted average common shares
       outstanding for basic earnings per
       common share                                1,626,527         1,710,515         1,639,124         1,725,768

     Add:  Dilutive effects of assumed
       exercises of stock options                         --            21,244                --            27,035
                                                 -----------       -----------       -----------       -----------

     Average shares and dilutive potential
       common shares                               1,626,527         1,731,759         1,639,124         1,752,803
                                                 ===========       ===========       ===========       ===========
     Diluted earnings per common share           $       .21       $       .14       $       .42       $       .29
                                                 ===========       ===========       ===========       ===========

Unearned RRP shares did not have a dilutive effect on earnings per share for the three and six months ended December 31, 2000 or 1999, as the fair value of the RRP shares on the date of grant was greater than the average market price for the periods. Outstanding stock options, which totaled 189,070 at December 31, 2000, did not have a dilutive effect on earnings per share for the three and six months ended December 31, 2000, as the exercise prices of the options were greater than the average market price for the periods.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                       Three Months Ended         Six Months Ended
                                                          December 31,              December 31,
                                                          ------------              ------------
                                                       2000          1999         2000         1999
                                                    ----------    ----------   ----------   ----------

Unrealized holding gains and losses on
  available-for-sale securities                     $  446,915    $ (442,233)  $  827,797   $ (484,769)
Tax effect                                            (151,951)      150,301     (281,450)     164,762
                                                    ----------    ----------   ----------   ----------

Other comprehensive income (loss)                   $  294,964    $ (291,932)  $  546,347   $ (320,007)
                                                    ==========    ==========   ==========   ==========












--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2000 compared to June 30, 2000, and the consolidated results of operations for the three and six months ended December 31, 2000 compared with the same periods in 1999. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

Total assets at December 31, 2000 were $120.5 million compared to $113.7 million at June 30, 2000, an increase of $6.8 million, or 6.0%. The increase in total assets was primarily in loans, which increased $6.6 million. Loan growth consisted primarily of one- to four-family residential real estate loans, which increased $3.0 million, and real estate construction loans, which increased $1.1 million. The growth in residential real estate loans was due to competitive pricing.

Total deposits increased $3.5 million, from $64.9 million at June 30, 2000, to $68.4 million at December 31, 2000. The increase in deposits was almost entirely in certificate of deposits, which increased $3.5 million due to the Bank being more competitive on rates paid compared to the market in order to attract funds for loan growth. Decreases in noninterest-bearing checking accounts and savings accounts were offset by increases in NOW and money market accounts. The certificates of deposit portfolio as a percent of total deposits increased from 51.5% at June 30, 2000 to 54.0% at December 31, 2000. Almost all certificates of deposit mature in less than three years with the majority maturing in the next year.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Federal Home Loan Bank ("FHLB") advances totaled $31.1 million at December 31, 2000, compared to $28.6 million at June 30, 2000, an increase of $2.5 million. The Corporation utilized the additional advances to fund loan growth. A portion of the borrowings under the Bank's $10.0 million cash-management line of credit with the FHLB were repaid by two advances with terms of one year and two years, respectively, in the amount of $2.0 million each. At December 31, 2000 and June 30, 2000, $5.1 million and $6.6 million, respectively, was outstanding on a cash management line of credit. The Corporation had no changes in its long-term advances from the FHLB other than the addition of the two advances described above. The interest rates on the remaining long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.


COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS
  ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

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

Net income was $347,203 for the three months ended December 31, 2000, compared to $249,103 for the three months ended December 31, 1999. The increase in net income for the three months ended December 31, 2000 was the result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.

Net interest income totaled $1,172,009 for the three months ended December 31, 2000, compared to $1,023,636 for the three months ended December 31, 1999, representing an increase of $148,373, or 14.5%. The change in net interest income is attributable to an increase in average interest-earning assets.

Interest and fees on loans increased $393,490, or 24.4%, from $1,614,367 for the three months ended December 31, 1999 to $2,007,857 for the three months ended December 31, 2000. The increase was due to higher average balances of loans resulting from strong loan demand.

Interest earned on securities totaled $353,998 for the three months ended December 31, 2000, compared to $373,389 for the three months ended December 31, 1999. The decrease was a result of a lower average balance of securities due to the principal repayment of mortgage-backed securities.

Other interest income decreased $9,762 from $39,771 for the three months ended December 31, 1999. The decrease was the result of lower average balances of interest-bearing deposits and federal funds sold.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Interest paid on deposits increased $179,970 from $590,600 for the three months ended December 31, 1999, to $770,570 for the three months ended December 31, 2000. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and having a larger percentage of the portfolio being comprised of certificates of deposit.

Interest on FHLB advances and other borrowings totaled $413,291 for the three months ended December 31, 1999, compared to $449,285 for the three months ended December 31, 2000. The increase in interest expense was the result of an increase in the average balance of FHLB advances and an increase in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb probable losses inherent in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, known and inherent risks in the nature and volume of the portfolio, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses totaled $15,000 for the three months ended December 31, 2000 and $30,000 for the three months ended December 31, 1999. The Corporation continues to experience minimal net charge-offs in the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $416,903, or 0.45% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 2000, compared with $404,888, or 0.47%, at June 30, 2000. Nonperforming loans totaled $295,000, or 0.32% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 2000, compared to $100,000, or 0.12%, at June 30, 2000.

Noninterest income includes service fees and other miscellaneous income. For the three months ended December 31, 1999, noninterest income totaled $72,770 compared to $86,949 for the three months ended December 31, 2000. The increase resulted from the Corporation now charging fees on foreign ATM transactions and an increase in the overdraft fee.

Noninterest expense totaled $699,555 for the three months ended December 31, 2000, compared to $676,803 for the same period in 1999. This increase was due primarily to increases in salaries and employee benefits and legal, audit and supervisory exam fees, partially offset by a decrease in state franchise taxes. The increase in salaries and employee benefits was the result of normal, annual merit increases and additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999. The decrease in state franchise taxes was the result of lower capital levels on which the tax is based.
--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $197,200, for a 36.2% effective tax rate for the three months ended December 31, 2000 compared to $140,500, for a 36.1% effective tax rate for the three months ended December 31, 1999.


COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS
  ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net income was $683,197 for the six months ended December 31, 2000, compared to $505,035 for the six months ended December 31, 1999. The increase in net income for the six months ended December 31, 2000 was primarily the result of an increase in net interest income.

Net interest income was $2,326,254 for the six months ended December 31, 2000, compared to $2,076,587 for the six months ended December 31, 1999, representing an increase of $249,667, or 12.0%. The increase in net interest income is attributable to an increase in average interest-earning assets as well as an increase in net interest margin.

Interest and fees on loans increased $754,395, or 23.8%, from $3,176,110 for the six months ended December 31, 1999 to $3,930,505 for the six months ended December 31, 2000. The increase was due to higher average balances of loans.

Interest earned on securities totaled $765,714 for the six months ended December 31, 1999, compared to $714,358 for the six months ended December 31, 2000. The decrease was a result of a lower average balance of securities. The lower average balance of securities was due to the principal repayment of mortgage-backed securities.

Other interest income decreased $25,521 from $85,753 for the six months ended December 31, 1999, to $60,232 for the six months ended December 31, 2000. The decrease was the result of lower average balances of interest-bearing deposits and federal funds sold.

Interest paid on deposits increased $335,753 from $1,169,375 for the six months ended December 31, 1999, to $1,505,128 for the six months ended December 31, 2000. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and having a larger percentage of the portfolio comprised of certificates of deposit.

Interest on FHLB advances and other borrowings totaled $873,713 for the six months ended December 31, 2000, compared to $781,615 for the six months ended December 31, 1999. The increase in interest expense was the result of an increase in the average balance of borrowed funds. The additional borrowings were used to provide funding for loan growth.

The provision for loan losses totaled $30,000 for the six months ended December 31, 2000 and $60,000 for the six months ended December 31, 1999. The decrease in the provision resulted from the allowance balance achieving a level that management believes is commensurate with the risk of probable losses in the loan portfolio.

For the six months ended December 31, 2000, noninterest income totaled $155,844 compared to $130,155 for the six months ended December 31, 1999. The increase resulted from the Corporation now charging fees on foreign ATM transactions and an increase in the overdraft fee.
--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Noninterest expense totaled $1,377,401 for the six months ended December 31, 2000, compared to $1,334,907 for the same period in 1999. This increase was due primarily to increases in salaries and employee benefits and occupancy and equipment expense partially offset by a decrease in state franchise taxes. The increase in salaries and employee benefits was the result of normal, annual merit increases and additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999. The occupancy and equipment expense increase was due to increased depreciation on furniture, fixtures and equipment also related to the new branch that opened in October 1999. The decrease in state franchise taxes was the result of lower Bank capital level on which the tax is based.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $391,500 for the six months ended December 31, 2000 compared to $306,800 for the six months ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2000 and 1999.

                                                                Six Months
                                                               December 31,
                                                            2000         1999
                                                            ----         ----
                                                          (Dollars in thousands)

Net income                                                $   683       $   505
Adjustments to reconcile net income to net cash from
  operating activities                                        396            (7)
                                                          -------       -------
Net cash from operating activities                          1,079           498
Net cash from investing activities                         (5,782)       (6,505)
Net cash from financing activities                          5,193         1,046
                                                          -------       -------
Net change in cash and cash equivalents                       490        (4,961)
Cash and cash equivalents at beginning of period            2,236         8,564
                                                          -------       -------
Cash and cash equivalents at end of period                $ 2,726       $ 3,603
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

Office of Thrift Supervision ("OTS") regulations presently require the Bank to maintain an average daily balance of investments in United States Treasury, federal agency obligations and other investments having maturities of five years or less in an amount equal to 4% of the sum of the Bank's average daily


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds on which the Bank may rely, if necessary, to fund deposit withdrawals or other short-term funding needs. At December 31, 2000, the Bank's regulatory liquidity was 29.44%. At such date, the Corporation had commitments to originate variable-rate loans totaling $709,000 and fixed-rate loans totaling $155,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At December 31, 2000, and June 30, 2000, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 2000 and June 30, 2000. Management is not aware of any matter after the latest regulatory notification that would cause the Bank's capital category to change.

At December 31, 2000 and June 30, 2000, the Bank's actual capital levels and minimum required levels were as follows:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
DECEMBER 31, 2000
Total capital (to risk-
  weighted assets)             $  13,446       19.6%        $   5,483        8.0%       $    6,854        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,029       19.0             2,741        4.0             4,112         6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,029       10.8             4,827        4.0             6,034         5.0
Tangible capital (to
  adjusted total assets)          13,029       10.8             1,810        1.5              N/A

JUNE 30, 2000
Total capital (to risk-
  weighted assets)             $  12,530       19.0%        $   5,284        8.0%       $    6,605        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           12,125       18.4             2,642        4.0             3,963         6.0
Tier 1 (core) capital (to
  adjusted total assets)          12,125       10.6             4,584        4.0             5,731         5.0
Tangible capital (to
  adjusted total assets)          12,125       10.6             1,719        1.5              N/A

In January 2001, the Board of Directors of the Corporation authorized the purchase of up to 10% of the Corporation's outstanding common shares over a one-year period.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                           PART II-OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 2000.

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




Date: February 12, 2001                 /s/ Robert C. Hamilton
-----------------------                 ----------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer





Date: February 12, 2001                 /s/ Preston W. Bair
-----------------------                 -------------------
                                        Preston W. Bair
                                        Secretary, Treasurer and Chief
                                        Financial Officer







--------------------------------------------------------------------------------