Form 10QSB
period 2001-03-31
HOME LOAN FINANCIAL CORP
filed 2001-05-15
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

As of May 9, 2001, the latest practical date, 1,774,613 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   _____     No    __X__


--------------------------------------------------------------------------------
                                                                              1.

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX



                                                                                                           Page
                                                                                                           ----


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements .............................................      8


         Item 2.   Management's Discussion and Analysis...............................................     16


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     23

         Item 2.   Changes in Securities..............................................................     23

         Item 3.   Defaults Upon Senior Securities....................................................     23

         Item 4.   Submission of Matters to a Vote of Security Holders................................     23

         Item 5.   Other Information..................................................................     23

         Item 6.   Exhibits and Reports on Form 8-K...................................................     23

SIGNATURES ...........................................................................................     24


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                     March 31,               June 30,
                                                                       2001                    2000
                                                                       ----                    ----
ASSETS
Cash and due from banks                                            $   2,392,711          $   2,133,172
Interest-bearing deposits in other banks                                 191,746                103,093
                                                                   -------------          -------------
     Total cash and cash equivalents                                   2,584,457              2,236,265
Securities available for sale                                          3,281,500              3,417,675
Mortgage-backed securities available for sale                         18,122,162             18,422,861
Federal Home Loan Bank stock                                           1,652,500              1,564,100
Loans, net                                                            94,613,462             85,852,772
Premises and equipment, net                                            1,100,154              1,148,897
Accrued interest receivable                                              620,535                585,128
Other assets                                                             168,288                503,150
                                                                   -------------          -------------

         Total assets                                              $ 122,143,058          $ 113,730,848
                                                                   =============          =============


LIABILITIES
Deposits                                                           $  71,359,720          $  64,951,022
Federal Home Loan Bank advances                                       29,225,000             28,625,000
Accrued interest payable                                                 561,505                447,463
Accrued expenses and other liabilities                                   506,517                258,755
                                                                   -------------          -------------
     Total liabilities                                               101,652,742             94,282,240

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                            --                     --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                     --                     --
Additional paid-in capital                                            14,083,151             14,083,151
Retained earnings - substantially restricted                          13,117,035             12,665,932
Unearned employee stock ownership plan shares                         (1,682,910)            (1,873,155)
Unearned recognition and retention plan shares                          (678,766)              (832,265)
Treasury stock, at cost - 417,037 shares at March 31, 2001
  and 353,657 shares at June 30, 2000                                 (4,447,839)            (3,989,862)
Accumulated other comprehensive income                                    99,645               (605,193)
                                                                   -------------          -------------
     Total shareholders' equity                                       20,490,316             19,448,608
                                                                   -------------          -------------

         Total liabilities and shareholders' equity                $ 122,143,058          $ 113,730,848
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended                Nine Months Ended
                                                            March 31,                        March 31,
                                                            ---------                        ---------
                                                      2001             2000             2001            2000
                                                      ----             ----             ----            ----
Interest and dividend income
     Loans, including fees                         $2,028,225      $ 1,668,965       $5,958,730      $ 4,845,075
     Securities                                       343,435          358,815        1,057,793        1,124,529
     Other                                             29,291           23,117           89,523          108,870
                                                   ----------      -----------       ----------      -----------
         Total interest and dividend income         2,400,951        2,050,897        7,106,046        6,078,474

Interest expense
     Deposits                                         784,026          607,915        2,289,154        1,777,290
     Federal Home Loan Bank advances                  437,759          410,835        1,311,472        1,089,412
     Other borrowings                                      --           19,288               --          122,326
                                                   ----------      -----------       ----------      -----------
         Total interest expense                     1,221,785        1,038,038        3,600,626        2,989,028
                                                   ----------      -----------       ----------      -----------

Net interest income                                 1,179,166        1,012,859        3,505,420        3,089,446
Provision for loan losses                              15,000           30,000           45,000           90,000
                                                   ----------      -----------       ----------      -----------

Net interest income after provision
  for loan losses                                   1,164,166          982,859        3,460,420        2,999,446

Noninterest income
     Service charges and other fees                    52,251           44,155          157,194          127,623
     Other income                                      25,251           17,830           76,152           64,517
                                                   ----------      -----------       ----------      -----------
         Total noninterest income                      77,502           61,985          233,346          192,140

Noninterest expense
     Salaries and employee benefits                   442,379          406,468        1,274,375        1,160,302
     Occupancy and equipment                           55,602           61,133          168,566          156,516
     State franchise taxes                             36,000           30,050          108,000          165,050
     Computer processing                               36,652           31,479          100,739           87,531
     Legal, audit and supervisory exam fees            41,638           43,690          128,863          118,419
     Director fees                                     20,800           20,300           62,400           61,900
     Other expense                                     85,916           86,145          253,445          264,454
                                                   ----------      -----------       ----------      -----------
         Total noninterest expense                    718,987          679,265        2,096,388        2,014,172
                                                   ----------      -----------       ----------      -----------

Income before income taxes                            522,681          365,579        1,597,378        1,177,414
Income tax expense                                    183,500          119,700          575,000          426,500
                                                   ----------      -----------       ----------      -----------

Net income                                            339,181          245,879        1,022,378          750,914
Other comprehensive income (loss), net of tax         158,491          (18,516)         704,838         (338,523)
                                                   ----------      -----------       ----------      -----------

Comprehensive income                               $  497,672      $   227,363       $1,727,216      $   412,391
                                                   ==========      ===========       ==========      ===========

Basic earnings per common share                    $      .21      $       .15       $      .63      $       .44
                                                   ==========      ===========       ==========      ===========

Diluted earnings per common share                  $      .21      $       .15       $      .63      $       .44
                                                   ==========      ===========       ==========      ===========



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

--------------------------------------------------------------------------------


                                          Additional                             Unearned          Unearned
                                            Paid-In           Retained             ESOP              RRP
                                            Capital           Earnings            Shares            Shares
                                            -------           --------            ------            ------

Balance at July 1, 1999                  $ 14,060,770       $ 12,154,493       $(2,109,864)      $(1,024,269)

Net income for the period                          --            750,914                --                --

Cash dividend - $.21 per share                     --           (374,518)               --                --

Contribution of accumulated
  dividends on unawarded
  recognition and retention
  plan shares                                  71,413                 --                --                --

Commitment to release 11,926
  ESOP shares                                 (12,112)                --           126,062                --

Compensation expense with respect
  to recognition and retention plan                --                 --                --           142,200

Purchase of 101,452 treasury shares                --                 --                --                --

Change in fair value of securities
  available for sale                               --                 --                --                --
                                         ------------       ------------       -----------       -----------

Balance at March 31, 2000                $ 14,120,071       $ 12,530,889       $(1,983,802)      $  (882,069)
                                         ============       ============       ===========       ===========


                                                           Accumulated
                                                             Other
                                          Treasury        Comprehensive
                                           Shares            Income            Total
                                           ------            ------            -----

Balance at July 1, 1999                  $(2,852,948)      $(329,186)      $ 19,898,996

Net income for the period                         --              --            750,914

Cash dividend - $.21 per share                    --              --           (374,518)

Contribution of accumulated
  dividends on unawarded
  recognition and retention
  plan shares                                     --              --             71,413

Commitment to release 11,926
  ESOP shares                                     --              --            113,950

Compensation expense with respect
  to recognition and retention plan               --              --            142,200

Purchase of 101,452 treasury shares         (918,289)             --           (918,289)

Change in fair value of securities
  available for sale                              --        (338,523)          (338,523)
                                         -----------       ---------       ------------

Balance at March 31, 2000                $(3,771,237)      $(667,709)      $ 19,346,143
                                         ===========       =========       ============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

--------------------------------------------------------------------------------


                                          Additional                           Unearned         Unearned
                                           Paid-In          Retained             ESOP              RRP
                                           Capital          Earnings            Shares           Shares
                                           -------          --------            ------           ------

Balance at July 1, 2000                  $14,083,151      $ 12,665,932       $(1,873,155)      $(832,265)

Net income for the period                         --         1,022,378                --              --

Cash dividend - $.305 per share                   --          (516,030)               --              --

Commitment to release 18,000
  ESOP shares                                     --           (55,245)          190,245              --

Compensation expense with respect
  to recognition and retention plan               --                --                --         153,499

Purchase of 63,380 treasury shares                --                --                --              --

Change in fair value of securities
  available for sale                              --                --                --              --
                                         -----------      ------------       -----------       ---------

Balance at March 31, 2001                $14,083,151      $ 13,117,035       $(1,682,910)      $(678,766)
                                         ===========      ============       ===========       =========


                                                           Accumulated
                                                              Other
                                           Treasury       Comprehensive
                                            Shares           Income            Total
                                            ------           ------            -----

Balance at July 1, 2000                  $(3,989,862)      $(605,193)      $ 19,448,608

Net income for the period                         --              --          1,022,378

Cash dividend - $.305 per share                   --              --           (516,030)

Commitment to release 18,000
  ESOP shares                                     --              --            135,000

Compensation expense with respect
  to recognition and retention plan               --              --            153,499

Purchase of 63,380 treasury shares          (457,977)             --           (457,977)

Change in fair value of securities
  available for sale                              --         704,838            704,838
                                         -----------       ---------       ------------

Balance at March 31, 2001                $(4,447,839)      $  99,645       $ 20,490,316
                                         ===========       =========       ============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                             2001              2000
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $ 1,022,378       $   750,914
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                         81,000            74,100
         Net securities accretion                                             (4,261)           (1,576)
         Provision for loan losses                                            45,000            90,000
         FHLB stock dividends                                                (88,400)          (77,800)
         Compensation expense for ESOP shares                                135,000           113,950
         Compensation expense for RRP shares                                 153,499           142,200
         Net change in accrued interest receivable and other assets          (63,642)         (267,507)
         Net change in accrued expenses and other liabilities                361,804          (336,621)
         Net change in deferred loan fees                                       (347)            9,508
                                                                         -----------       -----------
              Net cash from operating activities                           1,642,031           497,168

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                --          (734,946)
         Proceeds from maturities                                            250,000           250,000
     Mortgage-backed securities available for sale:
         Proceeds from maturities and principal paydowns                   1,259,070         1,044,955
     Net change in interest-bearing time deposits                                 --            35,152
     Net change in loans                                                  (8,805,343)       (9,640,678)
     Purchase of FHLB stock                                                       --           (27,700)
     Premises and equipment expenditures                                     (32,257)         (468,880)
                                                                         -----------       -----------
         Net cash from investing activities                               (7,328,530)       (9,542,097)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                6,408,698         4,941,843
     Net change in short-term FHLB advances                               (3,400,000)         (300,000)
     Net change in other short-term borrowings                                    --        (2,350,000)
     Proceeds from long-term FHLB advances                                 4,000,000         7,000,000
     Repayment of long-term FHLB advances                                         --        (5,000,000)
     Cash dividends paid                                                    (516,030)         (374,518)
     Contribution of accumulated dividends on unawarded RRP shares                --            71,413
     Purchases of treasury shares                                           (457,977)         (918,289)
                                                                         -----------       -----------
         Net cash from financing activities                                6,034,691         3,070,449
                                                                         -----------       -----------

Net change in cash and cash equivalents                                      348,192        (5,974,480)

Cash and cash equivalents at beginning of period                           2,236,265         8,563,948
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 2,584,457       $ 2,589,468
                                                                         ===========       ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                        $ 3,486,584       $ 3,112,229
         Income taxes                                                        365,000           456,800


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2000. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2000, annual report, have been consistently followed in preparing this Form 10-QSB.

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



--------------------------------------------------------------------------------

                                  (Continued)
                                                                              8.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, as delayed by SFAS No. 137 and amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later. Consequently, the Corporation adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 has had no significant impact on the Corporation's financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS No. 125 without change. SFAS No. 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS No. 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard has not had a material effect on the Corporation's financial statements.


NOTE 2 - SECURITIES

Securities at March 31, 2001 and June 30, 2000 were as follows:

                                                                         Gross          Gross           Estimated
                                                        Amortized     Unrealized     Unrealized           Fair
                                                          Cost           Gains         Losses             Value
                                                          ----           -----         ------             -----

MARCH 31, 2001
Securities available for sale
     U.S. Government agencies                       $    3,243,673     $   37,827    $        --    $     3,281,500
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   18,009,012     $  113,150    $        --    $    18,122,162
                                                    ==============     ==========    ===========    ===============

JUNE 30, 2000
Securities available for sale
  U.S. Government agencies                          $    3,488,289     $       --    $   (70,614)   $     3,417,675
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   19,269,205     $       --    $  (846,344)   $    18,422,861
                                                    ==============     ==========    ===========    ===============

--------------------------------------------------------------------------------

                                  (Continued)
                                                                              9.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at March 31, 2001 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                     Estimated
                                                      Amortized        Fair
                                                        Cost           Value
                                                        ----           -----

           Due within one year                       $   494,210    $   501,450
           Due after one year through five years       2,749,463      2,780,050
           Mortgage-backed securities                 18,009,012     18,122,162
                                                     -----------    -----------
                                                     $21,252,685    $21,403,662
                                                     ===========    ===========

No securities were sold during the three or nine months ended March 31, 2001 or 2000.


NOTE 3 - LOANS

Loans at March 31, 2001 and June 30, 2000 were as follows:

                                               March 31,             June 30,
                                                 2001                  2000
                                                 ----                  ----
Residential real estate loans:
    1- 4 family                              $ 60,379,842          $ 56,274,675
    Home equity                                 4,343,866             3,051,384
Nonresidential real estate                     10,031,469             9,868,272
Real estate construction                        3,323,349             2,678,550
Land                                              697,744               620,592
                                             ------------          ------------
    Total real estate loans                    78,776,270            72,493,473
Commercial loans                                3,370,869             3,368,501
Consumer loans:
    Home improvement                            5,404,252             4,718,366
    Automobile                                  4,876,825             4,368,442
    Deposit                                       480,383               371,173
    Credit card                                   537,887               488,800
    Other                                       2,588,845             2,475,381
                                             ------------          ------------
         Total consumer loans                  13,888,192            12,422,162
                                             ------------          ------------
Total loans                                    96,035,331            88,284,136
Less:
    Allowance for loan losses                    (419,833)             (404,888)
    Loans in process                             (840,822)           (1,864,915)
    Net deferred loan fees and costs             (161,214)             (161,561)
                                             ------------          ------------

                                             $ 94,613,462          $ 85,852,772
                                             ============          ============

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             10.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                           Three Months                         Nine Months
                                          Ended March 31,                     Ended March 31,
                                          ---------------                     ---------------
                                     2001               2000               2001              2000
                                     ----               ----               ----              ----

Beginning balance                 $ 416,903          $ 383,085          $ 404,888          $ 322,700
Provision for loan losses            15,000             30,000             45,000             90,000
Loans charged-off                   (12,169)            (1,113)           (30,456)            (1,113)
Recoveries                               99                241                401                626
                                  ---------          ---------          ---------          ---------

Ending balance                    $ 419,833          $ 412,213          $ 419,833          $ 412,213
                                  =========          =========          =========          =========

As of March 31, 2001 and June 30, 2000 and for the three and nine months ended March 31, 2001 and 2000, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114. Nonperforming loans consisted of loans past due over 90 days still accruing interest which totaled approximately $175,000 at March 31, 2001 and $100,000 at June 30, 2000. No loans were on nonaccrual status at March 31, 2001 or June 30, 2000. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.


NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES

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



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             11.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 4 - COMMITMENTS, OFF-BALANCE SHEET RISK AND CONTINGENCIES (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2001 and June 30, 2000 follows:

                                                          March 31,          June 30,
                                                            2001               2000
                                                            ----               ----

Lines of credit-variable rate                            $3,166,000         $2,526,000
1-4 family residential real estate-variable rate          1,662,000          1,437,000
1-4 family residential real estate-fixed rate               826,000            318,000
Commercial real estate-variable rate                             --            662,000
Credit card arrangements-fixed rate                       1,313,000          1,282,000


The interest rates on fixed-rate commitments ranged from 7.125% to 13.90% at March 31, 2001 and 8.50% to 13.90% at June 30, 2000. The interest rates on variable rate commitments ranged from 6.25% to 10.00% at March 31, 2001 and 8.125% to 9.75% at June 30, 2000.


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

ESOP compensation expense was $45,000 and $135,000 for the three and nine months ended March 31, 2001 and $37,961 and $113,950 for the three and nine months ended March 31, 2000. ESOP shares at March 31, 2001 and June 30, 2000 were as follows:

                                                        March 31,          June 30,
                                                          2001               2000
                                                          ----               ----

Allocated shares                                           57,471             35,077
Shares committed to be released for allocation             18,000             22,394
Unreleased shares                                         158,795            176,795
                                                       ----------         ----------
Total ESOP shares                                         234,266            234,266
                                                       ==========         ==========

Fair value of unreleased shares                        $1,310,059         $1,149,168
                                                       ==========         ==========

--------------------------------------------------------------------------------

                                  (Continued)
                                                                             12.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 6 - STOCK OPTION AND INCENTIVE PLAN

The Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("Plan") was approved by shareholders on October 13, 1998. A total of 224,825 common shares were reserved for issuance under the Plan. In October 1998, the Board of Directors granted options to purchase 180,170 common shares at an exercise price of $7.69, after adjustment for the return of capital distribution, to certain officers and directors of the Corporation. In January 2000, the Board of Directors granted options to purchase 10,500 common shares at an exercise price of $8.19 to certain officers of the Corporation. One-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. However, upon the death or disability of a participant, the participant's shares will be deemed vested and nonforfeitable upon such date. The option period expires 10 years from the date of grant. At March 31, 2001 and June 30, 2000, 77,788 and 35,594 options were vested. Through June 30, 2000, a total of 2,200 options had been forfeited. No options were forfeited during the three and nine months ended March 31, 2001 and no options were exercised, leaving 188,470 options outstanding at March 31, 2001. There are 36,355 shares of authorized but unissued common stock reserved for which no options have been granted. Employee compensation expense under stock option plans is reported only if options are granted below market price at the grant date.


NOTE 7 - RECOGNITION AND RETENTION PLAN

The RRP was adopted by the Board of Directors and approved by the shareholders of the Corporation on October 13, 1998 to purchase 89,930 common shares of the Corporation. The RRP provides directors and key employees with an ownership interest in the Corporation by compensating such individuals for services to the Corporation.

In conjunction with the adoption of the RRP, on October 13, 1998, the Board of Directors awarded 72,866 shares to certain directors and officers of the Corporation. In January 2000, the Board of Directors awarded 4,000 shares to certain officers of the Corporation. One-fifth of such shares become earned and nonforfeitable on each of the first five anniversaries of the date of the awards. However, in case of the death or disability of a participant, the participant's shares will be deemed earned and nonforfeitable upon such date. At March 31, 2001, 31,746 shares had vested. There were 13,064 shares reserved for future awards. Compensation expense related to RRP shares is based upon the cost of the shares, which approximates fair value at the date of grant. Compensation expense was $54,499 and $153,499 for the three and nine months ended March 31, 2001 and $47,400 and $142,200 for the three and nine months ended March 31, 2000.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             13.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 8 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows:

                                                            Three Months Ended                     Nine Months Ended
                                                                March 31,                              March 31,
                                                                --------                               ---------
                                                          2001               2000               2001                2000
                                                          ----               ----               ----                ----
Basic
     Net income                                       $   339,181        $   245,879        $ 1,022,378        $   750,914
                                                      ===========        ===========        ===========        ===========

     Weighted average common shares outstanding         1,831,213          1,938,842          1,857,759          1,977,978
     Less:  Average unallocated ESOP shares              (161,795)          (189,637)          (167,795)          (193,613)
     Less:  Average nonvested RRP shares                  (54,869)           (70,417)           (58,712)           (74,115)
                                                      -----------        -----------        -----------        -----------
     Average shares                                     1,614,549          1,678,888          1,631,252          1,710,250
                                                      ===========        ===========        ===========        ===========
     Basic earnings per common share                  $       .21        $       .15        $       .63        $       .44
                                                      ===========        ===========        ===========        ===========

Diluted
     Net income                                       $   339,181        $   245,879        $ 1,022,378        $   750,914
                                                      ===========        ===========        ===========        ===========
     Weighted average common shares outstanding
       for basic earnings per common share              1,614,549          1,678,788          1,631,252          1,710,250
     Add:  Dilutive effects of assumed
       exercises of stock options                           7,852                 --                 --             17,366
                                                      -----------        -----------        -----------        -----------

     Average shares and dilutive potential
       common shares                                    1,622,401          1,678,788          1,631,252          1,727,616
                                                      ===========        ===========        ===========        ===========
     Diluted earnings per common share                $       .21        $       .15        $       .63        $       .44
                                                      ===========        ===========        ===========        ===========


Unearned RRP shares did not have a dilutive effect on earnings per share for the three and nine months ended March 31, 2001 and 2000, as the fair value of the RRP shares on the date of grant was greater than the average market price for the periods. Stock options did not have a dilutive effect on earnings per share for the three months ended March 31, 2000 or the nine months ended March 31, 2001, as the exercise price was greater than the average market price for the period.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             14.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 9 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                          March 31,
                                                      ---------                          ---------
                                                2001            2000              2001              2000
                                                ----            ----              ----              ----

Unrealized holding gains and losses on
  available-for-sale securities              $ 240,138        $(28,145)       $ 1,067,935        $(512,914)
Tax effect                                     (81,647)          9,629           (363,097)         174,391
                                             ---------        --------        -----------        ---------

Other comprehensive income (loss)            $ 158,491        $(18,516)       $   704,838        $(338,523)
                                             =========        ========        ===========        =========



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2001 compared to June 30, 2000, and the consolidated results of operations for the three and nine months ended March 31, 2001 compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at March 31, 2001 were $122.1 million compared to $113.7 million at June 30, 2000, an increase of $8.4 million, or 7.4%. The increase in total assets was primarily in loans, which increased $8.8 million. Loan growth consisted primarily of one-to-four family residential real estate loans which increased $4.1 million and home equity loans which increased $1.3 million. The growth in residential and home equity loans was due to increased refinancings as a result of the current interest rate environment. Additionally, the Bank experienced increases in home improvement, real estate construction and automobile loans of $686,000, $645,000 and $508,000, respectively.

Total deposits increased $6.4 million, from $65.0 million at June 30, 2000, to $71.4 million at March 31, 2001. The increase in deposits was primarily in certificate of deposits, which increased $5.1 million due to the Bank being more competitive on rates paid compared to the market in order to attract funds for loan growth. The certificates of deposit portfolio as a percent of total deposits increased from 51.5% at June 30, 2000 to 54.1% at March 31, 2001. Almost all certificates of deposit mature in less than three years, with the majority maturing in the next year.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             16.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



Federal Home Loan Bank ("FHLB") advances totaled $29.2 million at March 31, 2001, compared to $28.6 million at June 30, 2000, an increase of $600,000. The Corporation utilized the additional advances to fund loan growth. A portion of the borrowings under the Bank's $10.0 million cash-management line of credit with the FHLB were repaid by two advances with terms of one year and two years, respectively, in the amount of $2.0 million each during the nine months ended March 31, 2001. Management elected to lengthen the maturity of the FHLB advances while the interest rates were lower. At March 31, 2001 and June 30, 2000, $3.2 million and $6.6 million, respectively, was outstanding on this line. The Corporation had no changes in its long-term advances from the FHLB other than the addition of the two advances described above. The interest rates on the remaining long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.


COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Corporation. Interest rates on competing investments and general market rates of interest influence the Corporation's cost of funds. The demand for real estate loans and other types of loans influence lending activities, which in turn are affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

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

Net income was $339,181 for the three months ended March 31, 2001, compared to $245,879 for the three months ended March 31, 2000. The increase in net income for the three months ended March 31, 2001 was the result of increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $1,179,166 for the three months ended March 31, 2001, compared to $1,012,859 for the three months ended March 31, 2000, representing an increase of $166,307, or 16.4%. The change in net interest income is attributable to an increase in interest-earning assets.

Interest and fees on loans increased $359,260, or 21.5%, from $1,668,965 for the three months ended March 31, 2000 to $2,028,225 for the three months ended March 31, 2001. The increase was due to higher average balances of loans resulting from strong loan demand.

Interest earned on securities totaled $343,435 for the three months ended March 31, 2001, compared to $358,815 for the three months ended March 31, 2000. The decrease was a result of a lower average balance of securities due to the principal repayment of mortgage-backed securities.


--------------------------------------------------------------------------------


                               (Continued)
                                                                             17.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



Other interest and dividend income increased $6,174 from $23,117 for the three months ended March 31, 2000, to $29,291 for the three months ended March 31, 2001. The increase was primarily due to an increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the current level of advances. Interest from interest bearing deposits and federal funds sold was insignificant for the comparable periods.

Interest paid on deposits increased $176,111 from $607,915 for the three months ended March 31, 2000, to $784,026 for the three months ended March 31, 2001. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and having a larger percentage of the portfolio being comprised of certificates of deposit.

Interest on FHLB advances and other borrowings totaled $437,759 for the three months ended March 31, 2001, compared to $430,123 for the three months ended March 31, 2000. The slight increase in interest expense was the result of an increase in the average balance of FHLB advances and an increase in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

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

The provision for loan losses totaled $15,000 for the three months ended March 31, 2001 compared to $30,000 for the three months ended March 31, 2000. The Corporation has not experienced significant net charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for the purchase or construction of one- to four-family residential properties, 70% for commercial real estate and 65% for land loans, established income information and defined ratios of debt to income. The allowance for loan losses totaled $419,833, or .44% of total loans, net of loans in process and net deferred loan fees and costs at March 31, 2001, compared with $404,888, or 0.47%, at June 30, 2000. Nonperforming loans totaled $175,000, or 0.18% of total loans, net of loans in process and net deferred loan fees and costs, at March 31, 2001, compared to $100,000, or 0.12%, at June 30, 2000.

Noninterest income includes service fees and other miscellaneous income. For the three months ended March 31, 2001, noninterest income totaled $77,502 compared to $61,985 for the three months ended March 31, 2000. During the 2001 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions and increasing its overdraft fee combined with an increase in insurance commissions.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             18.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



Noninterest expense totaled $718,987 for the three months ended March 31, 2001, compared to $679,265 for the same period in 2000. This increase was due primarily to increases in salaries and employee benefits. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional employees and the impact the Corporation's stock price has on the expense recognized on its stock-based benefit plans.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $183,500 for a 35.1% effective tax rate for the three months ended March 31, 2001, compared to $119,700 for a 32.7% effective tax rate for the three months ended March 31, 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net income was $1,022,378 for the nine months ended March 31, 2001, compared to $750,914 for the nine months ended March 31, 2000. The increase in net income for the nine months ended March 31, 2001 was primarily the result of an increase in net interest income.

Net interest income was $3,505,420 for the nine months ended March 31, 2001, compared to $3,089,446 for the nine months ended March 31, 2000, representing an increase of $415,974, or 13.5%. The increase in net interest income is attributable to an increase in average interest-earning assets.

Interest and fees on loans increased $1,113,655, or 23.0%, from $4,845,075 for the nine months ended March 31, 2000 to $5,958,730 for the nine months ended March 31, 2001. The increase was due to higher average balances of loans.

Interest earned on securities totaled $1,057,793 for the nine months ended March 31, 2001, compared to $1,124,529 for the nine months ended March 31, 2000. The decrease was a result of a lower average balance of securities. The lower average balance of securities was primarily due to the principal repayment of mortgage-backed securities.

Other interest and dividend income decreased $19,347 from $108,870 for the nine months ended March 31, 2000, to $89,523 for the nine months ended March 31, 2001. The decrease was the result of lower average balances of interest-bearing deposits and federal funds sold, partially offset by an increase in FHLB stock dividends due to an increase in the number of shares of FHLB stock owned. The increase in FHLB stock was required to obtain the volume of advances.

Interest paid on deposits increased $511,864 for the nine months ended March 31, 2000, compared to the nine months ended March 31, 2001. The increase in interest expense was the result of an increase in the cost of funds and an increase in the average balance of deposits. The increase in the cost of funds was primarily due to general market conditions and having a larger percentage of the portfolio comprised of certificates of deposit.

Interest on FHLB advances and other borrowings totaled $1,311,472 for the nine months ended March 31, 2001, compared to $1,211,738 for the nine months ended March 31, 2000. The increase in interest expense was the result of an increase in the average balance of borrowed funds. The additional borrowings were used to provide funding for loan growth.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             19.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



The provision for loan losses totaled $45,000 for the nine months ended March 31, 2001 compared to $90,000 for the same period in 2000.

For the nine months ended March 31, 2001, noninterest income totaled $233,346 compared to $192,140 for the nine months ended March 31, 2000. During the 2001 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions and increasing its overdraft fee combined with an increase in insurance commissions.

Noninterest expense totaled $2,096,388 for the nine months ended March 31, 2001, compared to $2,014,172 for the same period in 2000. This increase was due primarily to increases in salaries and employee benefits and computer processing expense which were partially offset by a decrease in state franchise taxes. The increase in salaries and employee benefits was the result of normal, annual merit increases and additional staffing hired for the new branch in West Lafayette, Ohio, which opened in October 1999. The computer processing expense increase was also related to the new branch which opened in October 1999. The decrease in state franchise taxes was the result of a lower Bank capital level on which the tax is based.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. The provision for income taxes totaled $575,000 for the nine months ended March 31, 2001, compared to $426,500 for the nine months ended March 31, 2000. The effective tax rate was 36.0% for the nine months ended March 31, 2001 and 36.2% for the nine months ended March 31, 2000.



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             20.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2001 and 2000.

                                                                Nine Months
                                                              Ended March 31,
                                                            2001           2000
                                                            ----           ----
                                                           (Dollars in thousands)

Net income                                                 $ 1,022        $   751
Adjustments to reconcile net income to net cash from
  operating activities                                         620           (254)
                                                           -------        -------
Net cash from operating activities                           1,642            497
Net cash from investing activities                          (7,329)        (9,542)
Net cash from financing activities                           6,035          3,070
                                                           -------        -------
Net change in cash and cash equivalents                        348         (5,975)
Cash and cash equivalents at beginning of period             2,236          8,564
                                                           -------        -------
Cash and cash equivalents at end of period                 $ 2,584        $ 2,589
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

At March 31, 2001, the Bank's regulatory liquidity was 27.45%. At such date, the Corporation had commitments to originate variable rate residential and commercial real estate mortgage loans totaling $1,662,000 and fixed rate residential real estate mortgage loans totaling $826,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating), and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At March 31, 2001, and June 30, 2000, the Bank complies with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 2001 and June 30, 2000. Management is not aware of any matter after the latest regulatory notification that would cause the Bank's capital category to change.


--------------------------------------------------------------------------------

                                  (Continued)
                                                                             21.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



At March 31, 2001 and June 30, 2000, the Bank's actual capital levels and minimum required levels were as follows:

                                                                                                 Minimum
                                                                    Minimum                  Required To Be
                                                                   Required                 Well Capitalized
                                                                  For Capital            Under Prompt Corrective
                                        Actual                 Adequacy Purposes           Action Regulations
                                 Amount       Ratio          Amount         Ratio          Amount         Ratio
                                 ------       -----          ------         -----          ------         -----
                                                             (Dollars in thousands)
MARCH 31, 2001
Total capital (to risk-
  weighted assets)             $  13,903       20.0%        $   5,570        8.0%       $    6,962        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           13,483       19.4             2,785        4.0             4,177         6.0
Tier 1 (core) capital (to
  adjusted total assets)          13,483       11.1             4,878        4.0             6,097         5.0
Tangible capital (to
  adjusted total assets)          13,483       11.1             1,829        1.5               N/A

JUNE 30, 2000
Total capital (to risk-
  weighted assets)             $  12,530       19.0%        $   5,284        8.0%       $    6,605        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           12,125       18.4             2,642        4.0             3,963         6.0
Tier 1 (core) capital (to
  adjusted total assets)          12,125       10.6             4,584        4.0             5,731         5.0
Tangible capital (to
  adjusted total assets)          12,125       10.6             1,719        1.5               N/A


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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)      None
           (b) No current reports on Form 8-K were filed by HLFC during the quarter ended March 31, 2001.





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




Date: May 11, 2001                      /s/ Robert C. Hamilton
      ------------                      ----------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer





Date: May 11, 2001                      /s/ Preston W. Bair
      ------------                      -------------------
                                        Preston W. Bair
                                        Secretary, Treasurer and Chief
                                        Financial Officer





--------------------------------------------------------------------------------