Form 10KSB40
period 2001-06-30
HOME LOAN FINANCIAL CORP
filed 2001-09-28
CIK 1050894

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended June 30, 2001

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

Yes       X       No
       -------           ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended June 30, 2001, were $9,942,469.

Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the Registrant on August 27, 2001, was approximately $15,462,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

As of August 27, 2001, there were 1,677,093 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Portions of 2001 Annual Report to Shareholders Part III of Form 10-KSB - Portions of Proxy Statement for the 2001
                         Annual Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                                Yes          No   X
                                   ------       ------

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


PRIMARY MARKET AREA

The Bank conducts business from its main office located in Coshocton, Ohio and full-service branch offices in Coshocton and West Lafayette, Ohio. The Bank's primary market area is Coshocton County, Ohio. The City of Coshocton, in which the Bank has two offices, is the county seat of Coshocton County. Coshocton is approximately 35 miles north of Zanesville, Ohio, and approximately 75 miles east of Columbus, Ohio.

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

LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Corporation's loan portfolio at the dates indicated:


                                                                              At June 30,
                                                       -------------------------------------------------------
                                                                   2001                        2000
                                                       ---------------------------  --------------------------
                                                                     Percent of                  Percent of
                                                          Amount     total loans      Amount     total loans
                                                          ------     -----------      ------     -----------
                                                                       (Dollars in thousands)
        Real estate loans:
             One- to four-family                        $   66,429       64.72%     $   56,275       63.74%
             Home equity                                     4,347        4.23           3,051        3.46
             Nonresidential                                 10,182        9.92           9,868       11.18
             Construction and land                           2,422        2.36           3,299        3.74
                                                        ----------     -------      ----------    --------

                Total real estate loans                     83,380       81.23          72,493       82.12

        Commercial loans                                     4,151        4.04           3,369        3.82

        Consumer and other loans:
             Home improvement                                5,558        5.41           4,718        5.34
             Automobile loans                                4,923        4.80           4,369        4.95
             Loans on deposits                                 380        0.37             371        0.42
             Credit cards                                      536        0.52             489        0.55
             Other loans                                     3,719        3.62           2,475        2.80
                                                        ----------     -------      ----------    --------

                Total consumer and other loans              15,116       14.73          12,422       14.06
                                                        ----------     -------      ----------    --------

        Total loans                                        102,647      100.00%         88,284      100.00%
                                                                       =======                    ========

        Less:
             Net deferred loan fees and costs                 (165)                       (162)
             Loans in process                                 (713)                     (1,865)
             Allowance for loan losses                        (462)                       (405)
                                                        ----------                  ----------

                Net loans                               $  101,307                  $   85,853
                                                        ==========                  ==========

LOAN MATURITY. The following table sets forth certain information as of June 30, 2001, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                             Due during          Due between
                                              the year             7/1/02         Due after
                                           ending 6/30/02        and 6/30/06       6/30/06         Total
                                           --------------        -----------       -------         -----
                                                                    (In thousands)
         Real estate loans:
             One- to four-family            $      10           $     790        $ 65,629       $   66,429
             Home equity                           --                 218           4,129            4,347
             Nonresidential                        --                 171          10,011           10,182
             Construction and land                 --                  --           2,422            2,422
         Commercial loans                         811               1,123           2,217            4,151
         Consumer and other loans               3,757               7,866           3,493           15,116
                                            ---------           ---------        --------       ----------
                Total                       $   4,578           $  10,168        $ 87,901       $  102,647
                                            =========           =========        ========       ==========

The next table sets forth the dollar amount of all loans due after June 30, 2002, which have fixed interest rates and have adjustable interest rates:

                                                        Due after June 30, 2002
                                                        -----------------------
                                                            (In thousands)

                  Fixed rate of interest                     $   39,140
                  Adjustable rate of interest                    58,929
                                                             ----------
                                                             $   98,069
                                                             ==========

LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 2001, the Corporation's one- to four-family residential real estate loans totaled approximately $66.4 million, or 64.72% of total loans.

In accordance with OTS regulations and Ohio law, the Bank makes loans on one- to four-family residences of up to 80% of the value of the real estate and improvements thereon (the "LTV") or up to 95% for borrowers who obtain private mortgage insurance.

The Bank currently offers fixed-rate mortgage loans and adjustable-rate mortgage ("ARM") loans for terms of up to 30 years. The interest-rate adjustment periods on ARMs are typically one year, although the Bank occasionally originates three-year ARMs. The maximum interest-rate adjustment on most ARMs is 2% on any adjustment date and a total of 6% over the life of the loan. The interest-rate adjustments on one-year and three-year ARMs presently offered by the Bank are indexed to the weekly average rate on one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index.

HOME EQUITY LOANS. The Bank makes closed-end home equity loans in amounts which, when added to the prior indebtedness secured by the real estate, do not exceed 90% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable rates of interest. Rate adjustments on home equity loans are at the National City Bank prime rate with closing fees waived if the initial borrowing is $5,000 or more. At June 30, 2001, approximately $4.3 million, or 4.23%, of the Corporation's portfolio consisted of home equity loans.

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

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 2001, the Bank's largest loan secured by nonresidential real estate was approximately $849,000 and such loan was performing according to its terms.

At June 30, 2001, approximately $10.2 million, or 9.92%, of the Corporation's total loans were secured by mortgages on nonresidential real estate.

CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate and commercial real estate. Due to a lack of residential development in the Bank's primary market area, no speculative construction loans have been made to builders or developers. During the first six months, while the residence or commercial building is being constructed, the borrower is required to pay interest only. Single-family residential construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Permanent financing on commercial real estate constructions loans is generally tied to the National City Bank prime rate. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At June 30, 2001, the Corporation had approximately $1.7 million, or 1.69% of its total loans, invested in construction loans.

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

The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms up to 15 years and require an LTV of 75% or less. At June 30, 2001, approximately $0.7 million, or 0.66%, of the Corporation's total loans were land loans made to individuals intending to construct and occupy single-family residences on the properties.

COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70 to 75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the National City Bank prime rate.

At June 30, 2001, the Corporation had approximately $4.2 million, or 4.04% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by property such as trucks and equipment. The Bank intends to continue to increase its commercial lending activity.

Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions.

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

At June 30, 2001, the Corporation had approximately $15.1 million, or 14.73% of its total loans, invested in consumer loans.

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

LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank began originating loans in conformity with secondary market standards at the end of fiscal 2001, but had sold no loans as of June 30, 2001. Additionally, the Bank has established relationships with entities that purchase loans in the secondary market. The Bank has not purchased any loans in recent years. However, the Bank has purchased participation interests in loans periodically.

The following table presents the Corporation's total loan origination and repayment activity for the periods indicated:

                                                                                      Year ended June 30,
                                                                                      2001         2000
                                                                                      ----         ----
                                                                                        (In thousands)
         Loans originated:
             Real estate                                                           $   22,305   $   21,799
             Commercial                                                                 2,959        3,596
             Consumer                                                                   7,989        8,833
                                                                                   ----------   ----------
                Total loans originated                                                 33,253       34,228

         Loans purchased                                                                   --           --
         Loans sold                                                                        --           --
         Principal repayments                                                         (18,890)     (20,969)
         (Increase) decrease in other items, net(1)                                     1,091         (475)
                                                                                   ----------   ----------
         Net increase                                                              $   15,454   $   12,784
                                                                                   ==========   ==========

         ----------
         (1) Consists of net deferred loan fees and costs, loans in process and allowance for loan losses.

At June 30, 2001, the Corporation had $1.7 million of outstanding commitments to originate loans, $3.9 million available to borrowers under lines of credit and $1.3 million available to customers under credit card arrangements. At June 30, 2001, the Corporation had $713,000 in undisbursed funds related to construction loans.

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

Based on such limits, the Bank was able to lend approximately $2.1 million to one borrower at June 30, 2001. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 2001, was $1,565,000, which consisted of various loans secured by commercial property, vehicles and the borrower's residence. At June 30, 2001, such loans were performing in accordance with their terms.

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

The following table reflects the amount of loans in a delinquent status at the dates indicated:


                                                                    At June 30,
                                     -----------------------------------------------------------------------
                                                   2001                                 2000
                                     ----------------------------------   ----------------------------------
                                                            Percent of                            Percent of
                                                               total                                 total
                                      Number      Amount       loans       Number      Amount        loans
                                      ------      ------       -----       ------      ------        -----
                                                              (Dollars in thousands)
         Loans delinquent for:
             30-59 days                    31    $     453      0.44%             7   $      33       0.04
             60-89 days                    15          647      0.63             11         587       0.67
             90 days or over               15          234      0.23             10         100       0.11
                                     --------    ---------   -------      ---------   ---------   --------
         Total delinquent loans            61    $   1,334      1.30%            28   $     720       0.82%
                                     ========    =========   =======      =========   =========   ========

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

Loans are reviewed on a monthly basis and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal. The following table sets forth information regarding the accrual and nonaccrual status of the Corporation's loans and other nonperforming assets at the dates indicated:

                                                                                         At June 30,
                                                                                 -------------------------
                                                                                     2001          2000
                                                                                     ----          ----
                                                                                  (Dollars in thousands)

         Total nonaccrual loans                                                   $       --   $        --
         Accruing loans delinquent 90 days or more                                       234           100
                                                                                  ----------   -----------
         Total nonperforming loans                                                       234           100
         Real estate owned                                                                --            --
                                                                                  ----------   -----------
         Total nonperforming assets                                               $      234   $       100
                                                                                  ==========   ===========

         Allowance for loan losses                                                $      462   $       405

         Nonperforming assets as a percent of total assets                             0.19%          0.09%
         Nonperforming loans as a percent of gross loans(1)                            0.23%          0.12%
         Allowance for loan losses as a percent of nonperforming loans               197.61%        404.89%

         ----------
         (1) Gross loans are stated at unpaid principal balances, net of loans in process.

Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 2001, the Corporation had no real estate acquired in settlement of loans.

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

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                             At June 30,
                                                          -----------------
                                                             2001      2000
                                                             ----      ----
                                                            (In thousands)
         Classified assets:
             Substandard                                  $   234   $   100
             Doubtful                                          --        --
             Loss                                              --        --
                                                          -------   -------
                Total classified assets                   $   234   $   100
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

The Bank establishes a general allowance for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Bank establishes a specific allowance for loan losses for 100% of the portion of the asset classified loss or charges off the portion of any loan deemed to be uncollectible.

As of June 30, 2001, the Bank had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

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

The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated:

                                                                                         Year ended June 30,
                                                                                         -------------------
                                                                                            2001      2000
                                                                                            ----      ----
                                                                                       (Dollars in thousands)

         Balance at beginning of period                                                  $   405   $   323
         Charge-offs:
             Real estate                                                                      (1)       --
             Commercial                                                                       --        --
             Consumer                                                                        (54)      (39)
                                                                                         -------   -------
                Total                                                                        (55)      (39)
         Recoveries:
             Real estate                                                                      --        --
             Commercial                                                                       --        --
             Consumer                                                                          2         1
                                                                                         -------   -------
                Total                                                                          2         1
                                                                                         -------   -------

         Net charge-offs                                                                     (53)      (38)
         Provision for loan losses                                                           110       120
                                                                                         -------   -------

         Balance at end of period                                                        $   462   $   405
                                                                                         =======   =======

         Ratio of net charge-offs to average gross loans outstanding during the
           period, net of loans in process and deferred loan fees and costs                 0.06%     0.05%

         Ratio of allowance for loan losses to loans, net of loans in process               0.45%     0.47%

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

                                                                              At June 30,
                                                        ----------------------------------------------------
                                                                   2001                       2000
                                                        -------------------------   ------------------------
                                                                     Percent of                 Percent of
                                                                    loans in each              loans in each
                                                                     category to                category to
                                                          Amount     total loans     Amount     total loans
                                                          ------     -----------     ------     -----------
                                                                        (Dollars in thousands)
         Real estate loans                              $     250        81.23%     $     206        82.12%
         Commercial loans                                      41         4.04             34         3.82
         Consumer loans                                       108        14.73             86        14.06
         Unallocated                                           63           --             79           --
                                                        ---------    ---------      ---------   ----------
             Total                                      $     462       100.00%     $     405       100.00%
                                                        =========    =========      =========   ==========

INVESTMENT ACTIVITIES

GENERAL. Federal regulations and Ohio law permit the Bank to invest in various types of securities, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities, and certain other specified investments. The Board of Directors has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. agency and federally-sponsored corporation obligations, municipal obligations, mortgage-backed and related securities, bankers' acceptances, mutual funds, federal funds and term deposits. The Bank's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety.

As of June 30, 2001, the Corporation's securities portfolio was comprised of FHLB stock, U.S. agency securities, and mortgage-backed and related securities with an aggregate market value of $16.6 million. The Corporation's securities at June 30, 2001, did not include securities of any issuer with an aggregate book value in excess of 10% of the Corporation's equity, excluding those issued by the U.S. Government or its agencies.

The following table sets forth the composition of the Corporation's interest-bearing deposits and securities portfolio at the dates indicated:

                                                                             At June 30,
                                         ------------------------------------------------------------------------------------------
                                                             2001                                            2000
                                         ---------------------------------------------  -------------------------------------------
                                          Carrying     % of         Fair        % of      Carrying     % of        Fair       % of
                                            value      total        value       total       value      total       value      total
                                            -----      -----        -----       -----       -----      -----       -----      -----
                                                                        (Dollars in thousands)
Interest-bearing deposits:
   Interest-bearing demand deposits      $     177      1.06%   $     177        1.06%  $     243       1.03%  $     243       1.03%

Securities available for sale:
   U.S. Government agency securities         2,534     15.15        2,534       15.15       3,418      14.45       3,418      14.45
   FLHB stock                                1,826     10.91        1,826       10.91       1,564       6.61       1,564       6.61
                                         ---------  --------    ---------   ---------   ---------  ---------    --------   --------
     Total securities                        4,360     26.06        4,360       26.06       4,982      21.06       4,982      21.06
                                         ---------  --------    ---------   ---------   ---------  ---------    --------   --------

   Mortgage-backed securities:
     GNMA                                      137      0.82          137        0.82         248       1.05         248       1.05
     FNMA                                      374      2.24          374        2.24         441       1.87         441       1.87
     FHLMC                                  11,681     69.82       11,681       69.82      17,734      74.99      17,734      74.99
                                         ---------  --------    ---------   ---------   ---------  ---------    --------   --------
       Total mortgage-backed securities     12,192     72.88       12,192       72.88      18,423      77.91      18,423      77.91
                                         ---------  --------    ---------   ---------   ---------  ---------    --------   --------

Total securities available for sale         16,552     98.94       16,552       98.94      23,405      98.97      23,405      98.97
                                         ---------  --------    ---------   ---------   ---------  ---------    --------   --------

Total                                    $  16,729    100.00%   $  16,729      100.00%  $  23,648     100.00%  $  23,648     100.00%
                                         =========  ========    =========   =========   =========  =========   =========   ========

The maturities of the Corporation's interest-bearing deposits and securities at June 30, 2001 are indicated in the following table:

                                                                              At June 30, 2001
                                                 ---------------------------------------------------------------------------
                                                        Due in               After one through         Not due at a
                                                   one year or less             five years            single maturity
                                                 --------------------     ---------------------    ---------------------
                                                 Carrying      Average      Carrying   Average       Carrying    Average
                                                   value        yield         value     yield          value      yield
                                                   -----        -----         -----     -----          -----      -----
                                                                          (Dollars in thousands)
Interest-bearing deposits:
   Interest-bearing demand deposits              $     177        3.75%   $      --           --%   $     --          --%

Securities available for sale:
   U.S. Government agency securities                 2,534        6.11           --           --          --          --
   FHLB stock                                           --          --           --           --       1,826         7.24
                                                 ---------   ----------   ---------   ----------   ---------   ----------
     Total securities                                2,534        6.11           --           --       1,826         7.24

   Mortgage-backed securities:
     GNMA                                               --          --           --           --         137         6.00
     FNMA                                               --          --           --           --         374         6.50
     FHLMC                                              --          --           --           --      11,681         6.50
                                                 ---------   ----------   ---------   ----------   ---------   ----------
       Total mortgage-backed securities                 --          --           --           --      12,192         6.49

Total securities available for sale                  2,534        6.11           --           --      14,018         6.59
                                                 ---------   ---------    ---------   ----------   ---------   ----------

Total interest-bearing deposits and securities   $   2,711        5.95%   $      --           --%   $ 14,018         6.59%
                                                 =========   =========    =========   ==========   =========   ==========


                                                          At June 30, 2001
                                                 ----------------------------------
                                                                Total
                                                 ----------------------------------
                                                                            Weighted
                                                 Carrying       Fair        average
                                                   value        value        yield
                                                   -----        -----        -----

Interest-bearing deposits:
   Interest-bearing demand deposits              $    177   $     177         3.75%

Securities available for sale:
   U.S. Government agency securities                2,534       2,534         6.11
   FHLB stock                                       1,826       1,826         7.24
                                                 --------    --------    ---------
     Total securities                               4,360       4,360         6.58

   Mortgage-backed securities:
     GNMA                                             137         137         6.00
     FNMA                                             374         374         6.50
     FHLMC                                         11,681      11,681         6.50
                                                 --------    --------    ---------
       Total mortgage-backed securities            12,192      12,192         6.49

Total securities available for sale                16,552      16,552         6.52
                                                 --------    --------    ---------

Total interest-bearing deposits and securities   $ 16,729   $  16,729        6.49%
                                                 ========    ========    =========

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Corporation at the dates indicated:

                                                                               At June 30,
                                                           ------------------------------------------------
                                                                   2001                      2000
                                                           ------------------       ----------------------
                                                                         Percent                    Percent
                                                                        of total                   of total
                                                             Amount     deposits     Amount        deposits
                                                             ------     --------     ------        --------
                                                                      (Dollars in thousands)
         Transaction accounts:
             Noninterest-bearing demand
               deposit accounts                            $  4,743         6.66%   $   4,871         7.50%
             NOW accounts(1)                                  5,007         7.04        4,779         7.36
             Savings accounts (2)                            11,254        15.81       11,368        17.50
             Money market accounts(3)                        11,932        16.77       10,469        16.12
                                                           --------    ---------    ---------   ----------
                Total transactions accounts                  32,936        46.28       31,487        48.48

         Certificates of deposit:
             4.00% or less                                    1,730         2.43           24         0.04
             4.01% - 6.00%                                   15,805        22.21       20,366        31.35
             6.01% - 8.00%                                   20,701        29.08       13,074        20.13
                                                           --------    ---------    ---------   ----------
                Total certificates of deposit(4)             38,236        53.72       33,464        51.52
                                                           --------    ---------    ---------   ----------

         Total deposits                                    $ 71,172       100.00%   $  64,951       100.00%
                                                           ========    =========    =========   ==========

(1) The weighted average rate on NOW accounts was 1.50% and 2.00% at June 30, 2001 and 2000.
(2) The weighted average rate on savings accounts was 2.50% and 2.54% at June 30, 2001 and 2000.
(3) The weighted average rate on money market accounts was 3.76% and 4.75% at June 30, 2001 and 2000.
(4) The weighted average rate on all certificates of deposit was 6.19% and 5.70% at June 30, 2001 and 2000.

The following table shows rate and maturity information for the Corporation's certificates of deposit at June 30, 2001:

                                                                           At June 30, 2001
                                                           -----------------------------------------------
                                                                           Over
                                                              Up to      1 year to     Over
               Rate                                         one year      2 years     2 years      Total
               ----                                         --------      -------     -------      -----
                                                                           (In thousands)

         4.00% or less                                     $      966   $     764   $      --   $    1,730
         4.01% to 6.00%                                        10,552       3,610       1,643       15,805
         6.01% to 8.00%                                        13,648       6,515         538       20,701
                                                           ----------   ---------   ---------   ----------

             Total certificates of deposit                 $   25,166   $  10,889   $   2,181   $   38,236
                                                           ==========   =========   =========   ==========

At June 30, 2001, approximately $25.2 million of the Corporation's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity.

The following table presents the amount of the Corporation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2001:

                 Maturity                                         Amount
                 --------                                         ------
                                                              (In thousands)

         Three months or less                                   $      871
         Over 3 months to 6 months                                     590
         Over 6 months to 12 months                                  1,776
         Over 12 months                                              2,622
                                                                ----------

             Total                                              $    5,859
                                                                ==========

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

The following table sets forth the Corporation's deposit account balance activity for the periods indicated:

                                                                                    Year ended June 30,
                                                                             ------------------------------
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                 (Dollars in thousands)

         Beginning balance                                                   $    64,951       $    56,495
         Increase before interest credited                                         3,956             6,623
                                                                             -----------       -----------
         Net deposits before interest credited                                    68,907            63,118
         Interest credited                                                         2,265             1,833
                                                                             -----------       -----------
         Ending balance                                                      $    71,172       $    64,951
                                                                             ===========       ===========

         Net increase                                                        $     6,221       $     8,456
                                                                             ===========       ===========
         Percent increase                                                           9.58%            14.97%
                                                                             ===========       ===========

BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1,826,000 at June 30, 2001.

Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2001, the Bank had $30,925,000 outstanding in advances from the FHLB.

The following table sets forth the maximum month-end and average balance of borrowings for the periods indicated:

                                                                                    Year ended June 30,
                                                                             ------------------------------
                                                                                  2001             2000
                                                                                  ----             ----
                                                                                  (Dollars in thousands)
         Balance at period end:
             FHLB advances                                                   $    30,925       $    28,625
             Weighted average rate                                                  5.98%             5.87%

         Maximum balance at any month end during the period:
             FHLB advances                                                   $    35,350       $    29,975
             Other borrowings                                                         --             2,875

         Average balance for the period:
             FHLB advances and other borrowings                              $    30,506       $    28,637
             Weighted average rate                                                  5.73%             5.71%


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


EMPLOYEES

At June 30, 2001, the Bank had 29 full-time equivalent employees and 7 part-time employees.

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

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2001, met the standards for a well-capitalized institution.

Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized.

QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student, and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consists of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2001, the Bank met the QTL test.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at June 30, 2001.

All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. HLFC is an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank complied with these requirements and restrictions at June 30, 2001.

LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions, for purposes of such regulation, include, without limitation, payments of cash dividends, repurchases, and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can declare and pay a dividend. An application must be submitted and approval from the OTS must be obtained (1) if the proposed distribution would cause total distributions for that year to exceed net income for that calendar year to date plus the savings association's retained net income for the preceding two years; (2) if the savings association will not be at least adequately capitalized following the capital distribution; or (3) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

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

HLFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of HLFC and its affiliates may be imposed on the savings and loan association. However, if the savings and loan association subsidiary of a unitary holding company fails to meet the QTL, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2001, the Bank met the QTL test. See "Qualified Thrift Lender Test."


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


FRB REGULATIONS

FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts over $42.8 million. At June 30, 2001, the Bank complied with this reserve requirement.

                                    TAXATION

FEDERAL TAXATION

HLFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, HLFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Based on the Bank's average gross receipts of $8.20 million for the three tax years ending on December 31, 2000, the Bank would not qualify as a small corporation exempt from the alternative minimum tax.

Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of
Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans under either the experience method or the percentage of taxable income method.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e) as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to HLFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2001, the Bank's pre-1988 reserves for tax purposes totaled approximately $1,548,000. The Bank believes it had approximately $2,736,000 of accumulated earnings and profits for tax purposes as of June 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

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

A special litter tax is also applicable to all corporations, including HLFC, subject to the Ohio Corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .013% times taxable-net-worth.

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

ITEM 2. - DESCRIPTION OF PROPERTY

The following table sets forth certain information at June 30, 2001, regarding the properties on which the main office and the branch offices of the Bank are located:

                                                 Owned or          Date           Net book
                      Location                    leased         acquired           value        Deposits
                      --------                    ------         --------           -----        --------
                                                                                              (In thousands)

         401 Main Street                         Owned            1924          $  119,382      $   43,875
         Coshocton, Ohio  43812-1523

         590 Walnut Street                       Owned            1985          $  127,019      $   17,591
         Coshocton, Ohio  43812-1632

         503 West Main Street                    Owned            1999          $  556,699      $    9,706
         West Lafayette, Ohio  43845-1134


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


                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2001 (the "Annual Report") under the caption "Market Price of the Corporation's Common Shares and Related Shareholder Matters" is incorporated herein by reference.


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7. - FINANCIAL STATEMENTS

The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated August 8, 2001, are incorporated herein by reference.


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of HLFC (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.


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

(a)       EXHIBITS

          3           Articles of Incorporation and Code of Regulations.

          10          Employment Contract for Robert C. Hamilton.

          11          Statement Regarding Computation of Earnings per Share.

          13 2001 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of HLFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

          20          Proxy Statement for 2001 Annual Meeting of Shareholders.

          21          Subsidiaries of Home Loan Financial Corporation.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed by HLFC during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOME LOAN FINANCIAL CORPORATION


                                           By:/s/ Robert C. Hamilton
                                              --------------------------------
                                              Robert C. Hamilton, President
                                              (Principal Executive Officer)

                                           Date:  September 11, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert C. Hamilton                     /s/ Preston W. Bair
------------------------------             -----------------------------------
Robert C. Hamilton,                        Preston W. Bair,
President and Director                     Treasurer
                                           (Principal Financial Officer)

Date:  September 11, 2001                  Date:  September 11, 2001



/s/ Neal J. Caldwell                       /s/ Charles H. Durmis
------------------------------             -----------------------------------
Neal J. Caldwell                           Charles H. Durmis
Director                                   Director


Date:  September 11, 2001                  Date:  September 11, 2001



/s/ Robert D. Mauch                        /s/ Douglas L. Randles
------------------------------             -----------------------------------
Robert D. Mauch                            Douglas L. Randles
Director                                   Director


Date:  September 11, 2001                  Date:  September 11, 2001

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

     3.3           Code of Regulations of Home Loan        Incorporated by reference to the S-1, Exhibit 3.3.
                   Financial Corporation

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

     11            Statement Regarding Computation of      See Note 19 to the consolidated financial statements.
                   Earnings per Share

     13            Home Loan Financial Corporation 2001
                   Annual Report to Shareholders

     20            Proxy Statement for 2001 Annual         Incorporated by reference to the Definitive Proxy Statement
                   Meeting of Shareholders                 filed with the SEC on September 6, 2001.

     21            Subsidiaries of Home Loan Financial     Incorporated by reference to the 10-KSB filed with the
                   Corporation                             SEC on September 28, 1998, Exhibit 21.