Form 10QSB
period 2001-09-30
HOME LOAN FINANCIAL CORP
filed 2001-11-14
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

As of November 7, 2001 the latest practical date, 1,659,886 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX



                                                                                   Page
                                                                                   ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.......................................    3

              Consolidated Statements of Income and Comprehensive Income........    4

              Consolidated Statements of Changes in Shareholders' Equity........    5

              Consolidated Statements of Cash Flows.............................    7

              Notes to Consolidated Financial Statements .......................    8


         Item 2.   Management's Discussion and Analysis.........................   14

Part II - Other Information

         Item 1.   Legal Proceedings............................................   19

         Item 2.   Changes in Securities and Use of Proceeds....................   19

         Item 3.   Defaults Upon Senior Securities..............................   19

         Item 4.   Submission of Matters to a Vote of Security Holders..........   19

         Item 5.   Other Information............................................   19

         Item 6.   Exhibits and Reports on Form 8-K.............................   19

SIGNATURES .....................................................................   20

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                 September 30,      June 30,
                                                                     2001             2001
                                                                 -------------    -------------
ASSETS
Cash and due from financial institutions                         $   3,063,401    $   2,421,129
Interest-bearing deposits in other financial institutions              342,115          176,939
                                                                 -------------    -------------
     Total cash and cash equivalents                                 3,405,516        2,598,068
Securities available for sale                                        2,542,000        2,534,650
Mortgage-backed securities available for sale                       11,945,467       12,191,628
Federal Home Loan Bank stock                                         1,858,000        1,825,800
Loans, net                                                         104,442,537      101,307,215
Premises and equipment, net                                          1,082,186        1,083,434
Accrued interest receivable                                            607,537          613,994
Other assets                                                           176,288          242,861
                                                                 -------------    -------------

         Total assets                                            $ 126,059,531    $ 122,397,650
                                                                 =============    =============


LIABILITIES
Deposits                                                         $  73,804,577    $  71,172,481
Federal Home Loan Bank advances                                     31,475,000       30,925,000
Accrued interest payable                                               608,725          613,223
Accrued expenses and other liabilities                                 426,501          354,631
                                                                 -------------    -------------
     Total liabilities                                             106,314,803      103,065,335

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                          --               --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                   --               --
Paid-in capital                                                     14,083,151       14,083,151
Retained earnings                                                   13,501,599       13,314,599
Unearned employee stock ownership plan shares                       (1,553,256)      (1,619,532)
Unearned recognition and retention plan shares                        (569,028)        (616,545)
Treasury stock, at cost - 571,157 shares at September 30, 2001
  and 559,257 shares at June 30, 2001                               (5,967,348)      (5,841,263)
Accumulated other comprehensive income                                 249,610           11,905
                                                                 -------------    -------------
     Total shareholders' equity                                     19,744,728       19,332,315
                                                                 -------------    -------------

         Total liabilities and shareholders' equity              $ 126,059,531    $ 122,397,650
                                                                 =============    =============


          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                 Three Months Ended
                                                                   September 30,
                                                           -----------------------------
                                                               2001            2000
                                                           -------------   -------------
Interest income
     Loans, including fees                                 $   2,170,252   $   1,922,648
     Securities                                                  229,959         360,360
     Dividends on Federal Home Loan Bank stock and other          27,073          30,223
                                                           -------------   -------------
         Total interest income                                 2,427,284       2,313,231

Interest expense
     Deposits                                                    759,007         734,558
     Federal Home Loan Bank advances                             427,685         424,428
                                                           -------------   -------------
         Total interest expense                                1,186,692       1,158,986
                                                           -------------   -------------

Net interest income                                            1,240,592       1,154,245

Provision for loan losses                                         15,000          15,000
                                                           -------------   -------------

Net interest income after provision for loan losses            1,225,592       1,139,245

Noninterest income
     Service charges and other fees                               74,746          50,681
     Net gains on sales of loans                                  12,270              --
     Other income                                                 28,740          18,214
                                                           -------------   -------------
         Total noninterest income                                115,756          68,895

Noninterest expense
     Salaries and employee benefits                              469,574         408,919
     Occupancy and equipment                                      57,377          55,050
     State franchise taxes                                        36,200          36,000
     Computer processing                                          35,969          32,502
     Legal, audit and supervisory exam fees                       48,963          41,652
     Director fees                                                20,800          20,800
     Other expense                                               115,455          82,923
                                                           -------------   -------------
         Total noninterest expense                               784,338         677,846
                                                           -------------   -------------

Income before income taxes                                       557,010         530,294
Income tax expense                                               191,900         194,300
                                                           -------------   -------------

Net income                                                       365,110         335,994

Other comprehensive income, net of tax                           237,705         251,383
                                                           -------------   -------------

Comprehensive income                                       $     602,815   $     587,377
                                                           =============   =============

Basic earnings per common share                            $         .25   $         .20
                                                           =============   =============

Diluted earnings per common share                          $         .24   $         .20
                                                           =============   =============


          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three Months Ended September 30, 2001 and 2000
                                  (Unaudited)



                                                                                                                    Accumulated
                                                                         Unearned        Unearned                      Other
                                            Paid-In       Retained         ESOP            RRP         Treasury     Comprehensive
                                            Capital       Earnings        Shares         Shares         Shares      Income (Loss)
                                          ------------  ------------   ------------   ------------   ------------  --------------
Balance at July 1, 2000                   $ 14,083,151  $ 12,665,932   $ (1,873,155)  $   (832,265)  $ (3,989,862)  $   (605,193)

Net income for the period                           --       335,994             --             --             --             --

Cash dividend - $.10 per share                      --      (171,786)            --             --             --             --

Commitment to release 6,000 ESOP
  shares                                            --       (18,415)        63,415             --             --             --

Compensation expense with respect to
  recognition and retention plan                    --            --             --         49,500             --             --

Purchase of 12,500 treasury shares                  --            --             --             --        (86,250)            --

Change in fair value of securities
  available for sale, net of tax effects            --            --             --             --             --        251,383
                                          ------------  ------------   ------------   ------------   ------------   ------------

Balance at September 30, 2000             $ 14,083,151  $ 12,811,725   $ (1,809,740)  $   (782,765)  $ (4,076,112)  $   (353,810)
                                          ============  ============   ============   ============   ============   ============



                                              Total
                                          ------------
Balance at July 1, 2000                   $ 19,448,608

Net income for the period                      335,994

Cash dividend - $.10 per share                (171,786)

Commitment to release 6,000 ESOP
  shares                                        45,000

Compensation expense with respect to
  recognition and retention plan                49,500

Purchase of 12,500 treasury shares             (86,250)

Change in fair value of securities
  available for sale, net of tax effects       251,383
                                          ------------

Balance at September 30, 2000             $ 19,872,449
                                          ============


                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        SHAREHOLDERS' EQUITY (Continued)
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                                                    Accumulated
                                                                         Unearned       Unearned                       Other
                                            Paid-In       Retained         ESOP           RRP          Treasury     Comprehensive
                                            Capital       Earnings        Shares         Shares         Shares      Income (Loss)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balance at July 1, 2001                   $ 14,083,151  $ 13,314,599   $ (1,619,532)  $   (616,545)  $ (5,841,263)  $     11,905

Net income for the period                           --       365,110             --             --             --             --

Cash dividend - $.115 per share                     --      (176,745)            --             --             --             --

Commitment to release 6,270 ESOP
  shares                                            --          (441)        66,276             --             --             --

Compensation expense with respect to
  recognition and retention plan                    --          (924)            --         47,517             --             --

Purchase of 11,900 treasury shares                  --            --             --             --       (126,085)            --

Change in fair value of securities
  available for sale, net of tax effects            --            --             --             --             --        237,705
                                          ------------  ------------   ------------   ------------   ------------   ------------

Balance at September 30, 2001             $ 14,083,151  $ 13,501,599   $ (1,553,256)  $   (569,028)  $ (5,967,348)  $    249,610
                                          ============  ============   ============   ============   ============   ============



                                                Total
                                           ------------
Balance at July 1, 2001                    $ 19,332,315

Net income for the period                       365,110

Cash dividend - $.115 per share                (176,745)

Commitment to release 6,270 ESOP
  shares                                         65,835

Compensation expense with respect to
  recognition and retention plan                 46,593

Purchase of 11,900 treasury shares             (126,085)

Change in fair value of securities
  available for sale, net of tax effects        237,705
                                           ------------

Balance at September 30, 2001              $ 19,744,728
                                           ============


          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Three Months Ended
                                                                                    September 30,
                                                                               -------------------------
                                                                                  2001          2000
                                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $   365,110   $   335,994
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                               30,000        27,000
         Securities amortization and accretion                                      (1,418)       (1,464)
         Provision for loan losses                                                  15,000        15,000
         FHLB stock dividends                                                      (32,200)      (29,400)
         Compensation expense on ESOP shares                                        65,835        45,000
         Compensation expense on RRP shares                                         46,593        49,500
         Net change in accrued interest receivable and other assets                 16,756        16,491
         Net change in accrued expenses and other liabilities                        1,193       103,403
         Net change in deferred loan fees                                            6,167         1,664
                                                                               -----------   -----------
              Net cash from operating activities                                   513,036       563,188

CASH FLOWS FROM INVESTING ACTIVITIES
     Mortgage-backed securities available for sale:
         Proceeds from maturities and principal paydowns                           600,387       393,270
     Net change in loans                                                        (3,156,489)   (3,692,117)
     Premises and equipment expenditures                                           (28,752)       (9,430)
                                                                               -----------   -----------
         Net cash from investing activities                                     (2,584,854)   (3,308,277)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                      2,632,096       847,523
     Net change in short-term FHLB advances                                        550,000    (2,225,000)
     Proceeds from long-term FHLB advances                                       2,000,000     4,000,000
     Maturities of long-term FHLB advances                                      (2,000,000)           --
     Cash dividends paid                                                          (176,745)     (171,786)
     Purchase of treasury stock                                                   (126,085)      (86,250)
                                                                               -----------   -----------
         Net cash from financing activities                                      2,879,266     2,364,487
                                                                               -----------   -----------

Net change in cash and cash equivalents                                            807,448      (380,602)

Cash and cash equivalents at beginning of period                                 2,598,068     2,236,265
                                                                               -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 3,405,516   $ 1,855,663
                                                                               ===========   ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
         Interest                                                              $ 1,191,190   $ 1,173,889
         Income taxes                                                              150,000       140,000



          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2001. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2001, consolidated financial statements, have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank") together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

The Corporation provides financial services through its main and branch offices in Coshocton, Ohio and a branch office in West Lafayette, Ohio. The Corporation's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking.

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



                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the Corporation's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on July 1, 2002, and early adoption is permitted on July 1, 2001. The adoption of this Statement will not have an impact on the Corporation's financial statements, because the Corporation does not have any intangible assets.


NOTE 2 - SECURITIES

Securities at September 30, 2001 and June 30, 2001 were as follows:

                                                                         Gross          Gross         Estimated
                                                       Amortized       Unrealized    Unrealized          Fair
                                                         Cost            Gains          Losses           Value
                                                    --------------     ----------    -----------    ---------------
September 30, 2001
Securities available for sale
     U.S. Government agencies                       $    2,497,684     $   44,316    $        --    $     2,542,000
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   11,611,587     $  333,880    $        --    $    11,945,467
                                                    ==============     ==========    ===========    ===============

June 30, 2001
Securities available for sale
     U.S. Government agencies                       $    2,495,947     $   38,703    $        --    $     2,534,650
                                                    ==============     ==========    ===========    ===============

Mortgage-backed securities
  available for sale
     U.S. Government agencies                       $   12,212,293     $      197    $   (20,862)   $    12,191,628
                                                    ==============     ==========    ===========    ===============



                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at September 30, 2001, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                          Estimated
                                                        Amortized           Fair
                                                          Cost              Value
                                                     --------------    ---------------
           Due within one year                       $    2,497,684    $     2,542,000
           Mortgage-backed securities                    11,611,587         11,945,467
                                                     --------------    ---------------
                                                     $   14,109,271    $    14,487,467
                                                     ==============    ===============

No securities were sold during the three months ended September 30, 2001 or 2000. At September 30, 2001 and June 30, 2001, securities with a carrying value of $1,828,560 and $1,823,520 were pledged to secure public funds.

NOTE 3 - LOANS

Loans at September 30, 2001 and June 30, 2001 were as follows:

                                                                                    September 30,      June 30,
                                                                                        2001             2001
                                                                                   --------------   ---------------
     Residential real estate loans:
         1 - 4 family                                                              $   68,695,098   $    66,429,160
         Home equity                                                                    4,517,264         4,346,952
     Nonresidential real estate                                                        11,160,649        10,182,084
     Real estate construction                                                           2,826,167         1,739,800
     Land                                                                                 699,896           681,622
                                                                                   --------------   ---------------
         Total real estate loans                                                       87,899,074        83,379,618
     Commercial loans                                                                   3,886,991         4,151,117
     Consumer and other loans:
         Home improvement                                                               5,249,431         5,558,066
         Automobile                                                                     5,131,947         4,922,723
         Deposit                                                                          329,563           380,690
         Credit card                                                                      516,333           535,874
         Other                                                                          3,552,233         3,719,082
                                                                                   --------------   ---------------
              Total consumer and other loans                                           14,779,507        15,116,435
                                                                                   --------------   ---------------
     Total loans                                                                      106,565,572       102,647,170
     Less:
         Allowance for loan losses                                                       (468,695)         (462,292)
         Loans in process                                                              (1,483,539)         (713,029)
         Net deferred loan fees and costs                                                (170,801)         (164,634)
                                                                                   --------------   ---------------

                                                                                   $  104,442,537   $   101,307,215
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


                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                          Three Months Ended
                                                             September 30,
                                                   --------------------------------
                                                        2001              2000
                                                   --------------   ---------------
     Balance at beginning of period                $      462,292   $       404,888
     Provision for losses                                  15,000            15,000
     Charge-offs                                          (17,587)           (8,662)
     Recoveries                                             8,990                88
                                                   --------------   ---------------

     Balance at end of period                      $      468,695   $       411,314
                                                   ==============   ===============

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $304,000 and $234,000 at September 30, 2001 and June 30, 2001, respectively. The Corporation had nonaccrual loans at September 30, 2001 totaling approximately $116,000 and no nonaccrual loans at June 30, 2001. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

As of September 30, 2001 and June 30, 2001 and for the three months ended September 30, 2001 and 2000, loans required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114 were not material.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2001 and June 30, 2001 follows:


                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - OFF-BALANCE SHEET ACTIVITIES (Continued)

                                                      September 30,        June 30,
                                                          2001               2001
                                                     ---------------    --------------
Lines of credit-variable rate                        $     4,301,000    $    3,923,000
1-4 family residential real estate-variable rate             699,000           998,000
1-4 family residential real estate-fixed rate                     --           356,000
Commercial real estate-variable rate                         130,000           350,000
Credit card arrangements-fixed rate                        1,358,000         1,326,000

The interest rate on fixed-rate commitments was 13.90% at September 30, 2001 and ranged from 7.00% to 13.90% at June 30, 2001. The interest rates on variable rate commitments ranged from 5.88% to 7.50% at September 30, 2001 and 6.50% to 8.00% at June 30, 2001.


NOTE 5 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2001             2000
                                                                                     -------------   --------------
Basic
     Net income                                                                      $     365,110   $      335,994
                                                                                     =============   ==============

     Weighted average common shares outstanding                                          1,682,678        1,888,261
     Less:  Average unallocated ESOP shares                                               (149,667)        (173,795)
     Less:  Average nonvested RRP shares                                                   (46,073)         (62,746)
                                                                                     -------------   --------------
     Average shares                                                                      1,486,938        1,651,720
                                                                                     =============   ==============

     Basic earnings per common share                                                 $         .25   $          .20
                                                                                     =============   ==============

Diluted
     Net income                                                                      $     365,110   $      335,994
                                                                                     =============   ==============

     Weighted average common shares outstanding
       for basic earnings per common share                                               1,486,938        1,651,720
     Add:  Dilutive effects of assumed exercises of stock options                           44,852               --
                                                                                     -------------   --------------
     Average shares and dilutive potential
       common shares                                                                     1,531,790        1,651,720
                                                                                     =============   ==============

     Diluted earnings per common share                                               $         .24   $          .20
                                                                                     =============   ==============

Unearned RRP shares did not have a dilutive effect on earnings per share for the three months ended September 30, 2001 or 2000, as the fair value of the RRP shares on the date of grant was greater than the average market price for the period. Outstanding stock options, which totaled 189,070 at September 30, 2000, did not have a dilutive effect on earnings per share for the three months ended September 30, 2000 as the exercise price was greater than the average market price for the quarter.

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                        Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      2001             2000
                                                  -------------   --------------
Unrealized holding gains on
  available-for-sale securities                   $     360,158   $      380,882
Tax effect                                             (122,453)        (129,499)
                                                  -------------   --------------

Other comprehensive income                        $     237,705   $      251,383
                                                  =============   ==============

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2001 compared to June 30, 2001, and the consolidated results of operations for the three months ended September 30, 2001 compared with the same period in 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at September 30, 2001 were $126.1 million compared to $122.4 million at June 30, 2001, an increase of $3.7 million, or 3.0%. The increase in total assets was primarily in loans, which increased $3.1 million. Loan growth consisted primarily of residential real estate loans, which increased $2.4 million. The growth in residential real estate loans was due to competitive pricing.

Total deposits increased $2.6 million, from $71.2 million at June 30, 2001, to $73.8 million at September 30, 2001. The Corporation experienced increases in all deposit categories except for certificates of deposit, which remained almost unchanged. The increase in transaction accounts is the result of the current low interest rate environment which has caused customers to want more liquidity in their deposit accounts. As a result, the certificates of deposit portfolio as a percent of total deposits decreased from 53.7% at June 30, 2001 to 51.8% at September 30, 2001. Almost all certificates of deposit mature in less than three years, with the majority maturing in the next year.


                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Federal Home Loan Bank ("FHLB") advances totaled $31.5 million at September 30, 2001, compared to $30.9 million at June 30, 2001, an increase of $0.6 million. The Corporation utilized the additional advances to fund loan growth. At September 30, 2001 and June 30, 2001, $5.1 million and $4.5 million, respectively, was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. During the quarter, a one-year, $2.0 million, fixed-rate advance matured. The Corporation replaced this borrowing with a new one-year, $2.0 million, fixed-rate advance. The interest rates on all but $4.0 million of the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

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

Net income was $365,110 for the three months ended September 30, 2001, compared to $335,994 for the three months ended September 30, 2000. The increase in net income for the three months ended September 30, 2001 was the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $1,240,592 for the three months ended September 30, 2001, compared to $1,154,245 for the three months ended September 30, 2000, representing an increase of $86,347, or 7.5%. The change in net interest income is attributable to an increase in average interest-earning assets and a slight increase in the net interest margin.

Interest and fees on loans increased $247,604, or 12.9%, from $1,922,648 for the three months ended September 30, 2000 to $2,170,252 for the three months ended September 30, 2001. The increase was due to a higher average balance of loans resulting from strong loan demand partially offset by a decline in yield.

Interest earned on securities totaled $229,959 for the three months ended September 30, 2001, compared to $360,360 for the three months ended September 30, 2000. The decrease was a result of a lower average balance of securities.


                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Interest expense on deposits increased $24,449 from $734,558 for the three months ended September 30, 2000, to $759,007 for the three months ended September 30, 2001. The increase in interest expense was the result of an increase in the average balance of deposits more than offsetting a decline in the cost of funds. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $427,685 for the three months ended September 30, 2001, compared to $424,428 for the three months ended September 30, 2000. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

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

The provision for loan losses totaled $15,000 for the three months ended September 30, 2001 and 2000. The allowance for loan losses totaled .45% of total loans, net of loans in process and net deferred loan fees and costs at September 30, 2001 and June 30, 2001. Nonperforming loans, which were primarily residential real estate loans, remained low and totaled $420,000, or 0.40% of total loans, net of loans in process and net deferred loan fees and costs, at September 30, 2001, compared to $234,000, or 0.23%, at June 30, 2001.

For the three months ended September 30, 2001, noninterest income totaled $115,756 compared to $68,895 for the three months ended September 30, 2000. During the 2001 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions, an increase in the fee the Bank charges its customers for overdrafts fee and an increase in insurance commissions. Additionally, the Corporation began selling fixed-rate 1-4 family mortgage loans on the secondary market which resulted in gains on sales of loans of $12,270. Selling loans on the secondary market enables the Corporation to manage interest rate risk by reducing the Corporation's investment in longer term, fixed-rate loans while still providing this product to its customers.

Noninterest expense totaled $784,338 for the three months ended September 30, 2001, compared to $677,846 for the same period in 2000. This increase was due primarily to increases in salaries and employee benefits and other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases and additional staffing hired due to the growth of the Bank. The increase in other expense was primarily due to initial conversion costs in connection with the change in core data processors which will occur in the third quarter of the current fiscal year.



                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


The volatility of income tax expense is primarily attributable to the change in income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. The provision for income taxes totaled $191,900 for the three months ended September 30, 2001, compared to $194,300 for the three months ended September 30, 2000. The effective tax rate was 34.5% for the three months ended September 30, 2001, compared to 36.6% for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2001 and 2000.

                                                                         Three Months
                                                                      Ended September 30,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
                                                                    (Dollars in thousands)
Net income                                                      $        365      $        336
Adjustments to reconcile net income to net cash from
  operating activities                                                   148               227
                                                                ------------      ------------
Net cash from operating activities                                       513               563
Net cash from investing activities                                    (2,585)           (3,308)
Net cash from financing activities                                     2,879             2,365
                                                                ------------      ------------
Net change in cash and cash equivalents                                  807              (380)
Cash and cash equivalents at beginning of period                       2,598             2,236
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $      3,405      $      1,856
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

At September 30, 2001, the Corporation had commitments to originate variable rate residential and commercial real estate mortgage loans totaling $829,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At September 30, 2001, and June 30, 2001, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 2001 and June 30, 2001. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.


                                   (Continued)

                        HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

At September 30, 2001 and June 30, 2001, the Bank's actual capital levels and minimum required levels were as follows:

                                                                    Minimum                      Minimum
                                                                Required To Be               Required To Be
                                                            Adequately Capitalized          Well Capitalized
                                                            Under Prompt Corrective      Under Prompt Corrective
                                        Actual                Action Regulations           Action Regulations
                                 -------------------        -----------------------      -----------------------
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
September 30, 2001
------------------
Total capital (to risk-
  weighted assets)             $ 14,968        19.6%        $ 6,122          8.0%       $   7,652         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          14,499        19.0           3,061          4.0            4,591          6.0
Tier 1 (core) capital (to
  adjusted total assets)         14,499        11.5           5,024          4.0            6,280          5.0
Tangible capital (to
  adjusted total assets)         14,499        11.5           1,884          1.5              N/A

June 30, 2001
-------------
Total capital (to risk-
  weighted assets)             $ 14,464        19.5%        $ 5,920          8.0%       $   7,400         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          14,002        18.9           2,960          4.0            4,440          6.0
Tier 1 (core) capital (to
  adjusted total assets)         14,002        11.4           4,894          4.0            6,117          5.0
Tangible capital (to
  adjusted total assets)         14,002        11.4           1,835          1.5              N/A

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On October 9, 2001, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2002:

                                              FOR            WITHHELD
                                            ---------        --------
           Neal J. Caldwell                 1,226,597           4,725
           Charles H. Durmis                1,227,147           4,175
           Robert C. Hamilton               1,226,062           5,260
           Robert D. Mauch                  1,226,597           4,725
           Douglas L. Randles               1,226,147           5,175

           At the Annual Meeting, the shareholders also voted to ratify the selection of Crowe, Chizek and Company LLP as the auditors of Home Loan Financial Corporation for the current fiscal year, with the following votes being cast:

                           FOR                     AGAINST              ABSTAIN
                           ---                     -------              -------
                        1,226,271                   2,651                2,400

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) No current reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2001.

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    November 7, 2001                 /s/ Robert C. Hamilton
       --------------------------         -------------------------------------
                                          Robert C. Hamilton
                                          President and Chief Executive Officer





Date:    November 7, 2001                 /s/ Preston W. Bair
       --------------------------         -------------------------------------
                                          Preston W. Bair
                                          Secretary, Treasurer and Chief
                                          Financial Officer