Form 10QSB
period 2001-12-31
HOME LOAN FINANCIAL CORP
filed 2002-02-14
CIK 1050894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

As of February 6, 2002, the latest practical date, 1,663,962 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]


--------------------------------------------------------------------------------
                                                                              1.

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I--FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements .............................................      8


         Item 2.   Management's Discussion and Analysis...............................................     14


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     20

         Item 2.   Changes in Securities..............................................................     20

         Item 3.   Defaults Upon Senior Securities....................................................     20

         Item 4.   Submission of Matters to a Vote of Security Holders................................     20

         Item 5.   Other Information..................................................................     20

         Item 6.   Exhibits and Reports on Form 8-K...................................................     20

SIGNATURES ...........................................................................................     21


--------------------------------------------------------------------------------
                                                                              2.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,          June 30,
                                                                                    2001                2001
                                                                               -------------       -------------
ASSETS
Cash and due from financial institutions                                       $   3,107,089       $   2,421,129
Interest-bearing deposits in other financial institutions                            240,603             176,939
                                                                               -------------       -------------
     Total cash and cash equivalents                                               3,347,692           2,598,068
Securities available for sale                                                      2,523,800           2,534,650
Mortgage-backed securities available for sale                                     11,003,400          12,191,628
Federal Home Loan Bank stock                                                       1,883,700           1,825,800
Loans, net                                                                       106,912,430         101,307,215
Premises and equipment, net                                                        1,126,232           1,083,434
Accrued interest receivable                                                          573,824             613,994
Other assets                                                                         250,818             242,861
                                                                               -------------       -------------

     Total assets                                                              $ 127,621,896       $ 122,397,650
                                                                               =============       =============

LIABILITIES
Deposits                                                                       $  75,636,435       $  71,172,481
Federal Home Loan Bank advances                                                   31,175,000          30,925,000
Accrued interest payable                                                             624,071             613,223
Accrued expenses and other liabilities                                               510,535             354,631
                                                                               -------------       -------------
     Total liabilities                                                           107,946,041         103,065,335

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                        --                  --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                 --                  --
Paid-in capital                                                                   14,083,151          14,083,151
Retained earnings                                                                 13,678,176          13,314,599
Unearned employee stock ownership plan shares                                     (1,486,980)         (1,619,532)
Unearned recognition and retention plan shares                                      (521,511)           (616,545)
Treasury stock, at cost -- 593,587 shares at December 31, 2001 and
  559,257 shares at June 30, 2001                                                 (6,189,193)         (5,841,263)
Accumulated other comprehensive income                                               112,212              11,905
                                                                               -------------       -------------
     Total shareholders' equity                                                   19,675,855          19,332,315
                                                                               -------------       -------------

         Total liabilities and shareholders' equity                            $ 127,621,896       $ 122,397,650
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended                 Six Months Ended
                                                             December 31,                     December 31,
                                                     ----------------------------     ---------------------------
                                                         2001             2000            2001            2000
                                                     -----------      -----------     -----------     -----------
Interest and dividend income
    Loans, including fees                            $ 2,173,254      $ 2,007,857     $ 4,343,506     $ 3,930,505
    Securities                                           218,628          353,998         448,587         714,358
    Dividends on FHLB stock and other                     28,578           30,009          55,651          60,232
                                                     -----------      -----------     -----------     -----------
       Total interest income                           2,420,460        2,391,864       4,847,744       4,705,095

Interest expense
    Deposits                                             685,019          770,570       1,444,026       1,505,128
    Federal Home Loan Bank advances                      394,848          449,285         822,533         873,713
                                                     -----------      -----------     -----------     -----------
       Total interest expense                          1,079,867        1,219,855       2,266,559       2,378,841
                                                     -----------      -----------     -----------     -----------

Net interest income                                    1,340,593        1,172,009       2,581,185       2,326,254

Provision for loan losses                                 50,000           15,000          65,000          30,000
                                                     -----------      -----------     -----------     -----------

Net interest income after provision for
  loan losses                                          1,290,593        1,157,009       2,516,185       2,296,254

Noninterest income
    Service charges and other fees                        83,928           54,262         158,674         104,943
    Net gains on sales of loans                            5,328               --          17,598              --
    Other income                                          34,464           32,687          63,204          50,901
                                                     -----------      -----------     -----------     -----------
       Total noninterest income                          123,720           86,949         239,476         155,844

Noninterest expense
    Salaries and employee benefits                       480,343          423,077         949,917         831,996
    Occupancy and equipment                               66,414           57,914         123,791         112,964
    State franchise taxes                                 36,000           36,000          72,200          72,000
    Computer processing                                   36,410           31,585          72,379          64,087
    Legal, audit and supervisory exam fees                47,275           45,573          96,238          87,225
    Director fees                                         22,040           20,800          42,840          41,600
    Other expense                                        140,789           84,606         256,244         167,529
                                                     -----------      -----------     -----------     -----------
       Total noninterest expense                         829,271          699,555       1,613,609       1,377,401
                                                     -----------      -----------     -----------     -----------

Income before income taxes                               585,042          544,403       1,142,052       1,074,697
Income tax expense                                       200,500          197,200         392,400         391,500
                                                     -----------      -----------     -----------     -----------

Net income                                               384,542          347,203         749,652         683,197
Other comprehensive income (loss), net of tax           (137,398)         294,964         100,307         546,347
                                                     -----------      -----------     -----------     -----------

Comprehensive income                                 $   247,144      $   642,167     $   849,959     $ 1,229,544
                                                     ===========      ===========     ===========     ===========

Basic earnings per common share                      $       .26      $       .21     $       .51     $       .42
                                                     ===========      ===========     ===========     ===========
Diluted earnings per common share                    $       .25      $       .21     $       .49     $       .42
                                                     ===========      ===========     ===========     ===========
-----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                  Unearned           Unearned
                                              Paid-in          Retained             ESOP                RRP
                                              Capital          Earnings            Shares             Shares
                                           ------------      ------------       ------------       ------------
Balance at July 1, 2000                    $ 14,083,151      $ 12,665,932       $ (1,873,155)      $   (832,265)

Net income for the period                            --           683,197                 --                 --

Cash dividend - $.20 per share                       --          (342,316)                --                 --

Commitment to release 12,000
  ESOP shares                                        --           (36,830)           126,830                 --

Compensation expense with respect to
  recognition and retention plan                     --                --                 --             99,000

Purchase of 63,380 treasury shares                   --                --                 --                 --

Change in fair value of securities
  available for sale, net of tax effects             --                --                 --                 --
                                           ------------      ------------       ------------       ------------

Balance at December 31, 2000               $ 14,083,151      $ 12,969,983       $ (1,746,325)      $   (733,265)
                                           ============      ============       ============       ============

                                                              Accumulated
                                                                 Other
                                             Treasury        Comprehensive
                                              Shares         Income (Loss)           Total
                                           ------------       ------------       ------------
Balance at July 1, 2000                    $ (3,989,862)      $   (605,193)      $ 19,448,608

Net income for the period                            --                 --            683,197

Cash dividend - $.20 per share                       --                 --           (342,316)

Commitment to release 12,000
  ESOP shares                                        --                 --             90,000

Compensation expense with respect to
  recognition and retention plan                     --                 --             99,000

Purchase of 63,380 treasury shares             (457,977)                --           (457,977)

Change in fair value of securities
  available for sale, net of tax effects             --            546,347            546,347
                                           ------------       ------------       ------------

Balance at December 31, 2000               $ (4,447,839)      $    (58,846)      $ 20,066,859
                                           ============       ============       ============

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                  Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                  Unearned           Unearned
                                              Paid-in          Retained             ESOP                RRP
                                              Capital          Earnings            Shares             Shares
                                           ------------      ------------       ------------       -------------
Balance at July 1, 2001                    $ 14,083,151      $ 13,314,599       $ (1,619,532)      $   (616,545)

Net income for the period                            --           749,652                 --                 --

Cash dividend - $.23 per share                       --          (350,857)                --                 --

Commitment to release 12,540
  ESOP shares                                        --              (882)           132,552                 --

Compensation expense with respect to
  recognition and retention plan                     --            (1,848)                --             95,034

Purchase of 39,330 treasury shares                   --                --                 --                 --

Exercise of 5,000 stock options                      --           (32,488)                --                 --

Change in fair value of securities
  available for sale, net of tax effects             --                --                 --                 --
                                           ------------      ------------       ------------       ------------

Balance at December 31, 2001               $ 14,083,151      $ 13,678,176       $ (1,486,980)      $   (521,511)
                                           ============      ============       ============       ============



                                                              Accumulated
                                                                 Other
                                             Treasury        Comprehensive
                                              Shares         Income (Loss)          Total
                                           ------------      -------------      ------------
Balance at July 1, 2001                    $ (5,841,263)      $     11,905      $ 19,332,315

Net income for the period                            --                 --           749,652

Cash dividend - $.23 per share                       --                 --          (350,857)

Commitment to release 12,540
  ESOP shares                                        --                 --           131,670

Compensation expense with respect to
  recognition and retention plan                     --                 --            93,186

Purchase of 39,330 treasury shares             (418,868)                --          (418,868)

Exercise of 5,000 stock options                  70,938                 --            38,450

Change in fair value of securities
  available for sale, net of tax effects             --            100,307           100,307
                                           ------------       ------------      ------------

Balance at December 31, 2001               $ (6,189,193)      $    112,212      $ 19,675,855
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      2001              2000
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $   749,652       $   683,197
    Adjustments to reconcile net income to net cash from operating activities:
       Depreciation                                                                    61,000            54,000
       Securities amortization and accretion                                           (1,509)           (2,961)
       Provision for loan losses                                                       65,000            30,000
       FHLB stock dividends                                                           (57,900)          (59,400)
       Compensation expense on ESOP shares                                            131,670            90,000
       Compensation expense on RRP shares                                              93,186            99,000
       Net change in accrued interest receivable and other assets                     (19,461)            6,218
       Net change in accrued expenses and other liabilities                           166,752           177,516
       Net change in deferred loan fees                                                 6,521             1,864
                                                                                  -----------       -----------
          Net cash from operating activities                                        1,194,911         1,079,434

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities and principal paydowns
       of mortgage-backed securities available for sale                             1,352,568           834,978
    Net change in loans                                                            (5,676,736)       (6,602,469)
    Premises and equipment expenditures                                              (103,798)          (14,411)
                                                                                  -----------       -----------
       Net cash from investing activities                                          (4,427,966)       (5,781,902)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                          4,463,954         3,492,917
    Net change in short-term FHLB advances                                           (750,000)       (1,500,000)
    Proceeds from long-term FHLB advances                                           3,000,000         4,000,000
    Maturities of long-term FHLB advances                                          (2,000,000)               --
    Cash dividends paid                                                              (350,857)         (342,316)
    Purchases of treasury stock                                                      (418,868)         (457,977)
    Proceeds from exercise of stock options                                            38,450                --
                                                                                  -----------       -----------
       Net cash from financing activities                                           3,982,679         5,192,624
                                                                                  -----------       -----------

Net change in cash and cash equivalents                                               749,624           490,156

Cash and cash equivalents at beginning of period                                    2,598,068         2,236,265
                                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 3,347,692       $ 2,726,421
                                                                                  ===========       ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for:
       Interest                                                                   $ 2,255,711       $ 2,259,827
       Income taxes                                                                   295,978           315,000

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at December 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2001. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2001, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly owned subsidiary, The Home Loan Savings Bank ("Bank"), together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

The Corporation provides financial services through its main and branch offices in Coshocton, Ohio and a branch office in West Lafayette, Ohio. The Corporation's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate and consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SECURITIES

Securities at December 31, 2001 and June 30, 2001 were as follows:

                                                                    Gross            Gross            Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                    Cost            Gains            Losses             Value
                                                -----------      -----------      ------------       -----------
December 31, 2001
Securities available for sale
     U.S. Government agencies                   $ 2,499,421      $    24,379      $         --       $ 2,523,800
                                                ===========      ===========      ============       ===========

Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $10,857,761      $   145,639      $         --       $11,003,400
                                                ===========      ===========      ============       ===========

June 30, 2001
Securities available for sale
     U.S. Government agencies                   $ 2,495,947      $    38,703      $         --       $ 2,534,650
                                                ===========      ===========      ============       ===========

Mortgage-backed securities
  available for sale

     U.S. Government agencies                   $12,212,293      $       197      $    (20,862)      $12,191,628
                                                ===========      ===========      ============       ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 -- SECURITIES (Continued)

Contractual maturities of securities at December 31, 2001 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                           Amortized      Estimated Fair
                                              Cost            Value
                                          -----------     --------------
      Due within one year                 $ 2,499,421      $ 2,523,800
      Mortgage-backed securities           10,857,761       11,003,400
                                          -----------      -----------

                                          $13,357,182      $13,527,200
                                          ===========      ===========

No securities were sold during the three or six months ended December 31, 2001 or 2000. At December 31, 2001 and June 30, 2001, securities with a carrying value of $1,815,750 and $1,823,520 were pledged to secure public funds.

NOTE 3 - LOANS

Loans at December 31, 2001 and June 30, 2001 were as follows:

                                              December 31,          June 30,
                                                  2001                2001
                                             -------------       -------------
Residential real estate loans:
    1-4 family                               $  70,567,286       $  66,429,160
    Home equity                                  4,134,151           4,346,952
Nonresidential real estate                      11,381,266          10,182,084
Real estate construction                         2,417,388           1,739,800
Land                                               907,157             681,622
                                             -------------       -------------
    Total real estate loans                     89,407,248          83,379,618
Commercial loans                                 4,007,610           4,151,117
Consumer loans:
    Home improvement                             5,453,643           5,558,066
    Automobile                                   5,248,328           4,922,723
    Deposit                                        271,850             380,690
    Credit card                                    516,004             535,874
    Other                                        3,629,348           3,719,082
                                             -------------       -------------
         Total consumer and other loans         15,119,173          15,116,435
                                             -------------       -------------
Total loans                                    108,534,031         102,647,170
Less:
    Allowance for loan losses                     (476,367)           (462,292)
    Loans in process                              (974,079)           (713,029)
    Net deferred loan fees and costs              (171,155)           (164,634)
                                             -------------       -------------

                                             $ 106,912,430       $ 101,307,215
                                             =============       =============

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3-- LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                Three Months                  Six Months
                            Ended December 31,            Ended December 31,
                         ------------------------      ------------------------
                            2001           2000           2001           2000
                         ---------      ---------      ---------      ---------
Beginning balance        $ 468,695      $ 411,314      $ 462,292      $ 404,888
Provision for losses        50,000         15,000         65,000         30,000
Loans charged-off          (43,707)        (9,625)       (61,294)       (18,287)
Recoveries                   1,379            214         10,369            302
                         ---------      ---------      ---------      ---------

Ending balance           $ 476,367      $ 416,903      $ 476,367      $ 416,903
                         =========      =========      =========      =========

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $838,000 at December 31, 2001 and $234,000 at June 30, 2001. At December 31, 2001, loans totaling $92,000 were on nonaccrual status. No loans were on nonaccrual status at June 30, 2001. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

As of December 31, 2001 and June 30, 2001 and for the three and six months ended December 31, 2001 and 2000, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114.

NOTE 4 -- OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the financial statements.

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at the exercise of the commitment.

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2001 and June 30, 2001 follows:

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 -- OFF-BALANCE SHEET ACTIVITIES  (Continued)

                                                                                     December 31,      June 30,
                                                                                         2001            2001
                                                                                     ------------     ----------
Lines of credit--variable rate                                                        $4,373,000      $3,923,000
1-4 family residential real estate--variable rate                                        817,000         998,000
1-4 family residential real estate--fixed rate                                           247,000         356,000
Commercial real estate--variable rate                                                         --         350,000
Credit card arrangements--fixed rate                                                   1,375,000       1,326,000

The interest rates on fixed-rate commitments ranged from 6.50% to 13.90% at December 31, 2001 and 7.00% to 13.90% at June 30, 2001. The interest rates on variable rate commitments ranged from 6.75% to 7.50% at December 31, 2001 and 6.50% to 8.00% at June 30, 2001.

NOTE 5 -- EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                     Three Months Ended                   Six Months Ended
                                                        December 31,                        December 31,
                                               -----------------------------       -----------------------------
                                                   2001              2000              2001              2000
                                               -----------       -----------       -----------       -----------
Basic
     Net income                                $   384,542       $   347,203       $   749,652       $   683,197
                                               ===========       ===========       ===========       ===========
     Weighted average common shares
       outstanding                               1,663,290         1,853,225         1,672,984         1,870,743
     Less:  Average unallocated ESOP shares       (143,397)         (167,795)         (146,532)         (170,795)
     Less:  Average nonvested RRP shares           (42,379)          (58,903)          (44,226)          (60,824)
                                               -----------       -----------       -----------       -----------
     Average shares                              1,477,514         1,626,527         1,482,226         1,639,124
                                               ===========       ===========       ===========       ===========

     Basic earnings per common share           $       .26       $       .21       $       .51       $       .42
                                               ===========       ===========       ===========       ===========

Diluted
     Net income                                $   384,542       $   347,203       $   749,652       $   683,197
                                               ===========       ===========       ===========       ===========
     Weighted average common shares
       outstanding for basic earnings per
       common share                              1,477,514         1,626,527         1,482,226         1,639,124
     Add:  Dilutive effects of assumed
       exercises of stock options                   44,486                --            44,675                --
                                               -----------       -----------       -----------       -----------
     Average shares and dilutive potential
       common shares                             1,522,000         1,626,527         1,526,901         1,639,124
                                               ===========       ===========       ===========       ===========

     Diluted earnings per common share         $       .25       $       .21       $       .49       $       .42
                                               ===========       ===========       ===========       ===========

Unearned RRP shares did not have a dilutive effect on earnings per share for the three and six months ended December 31, 2001 or 2000, as the fair value of the RRP shares on the date of grant was greater than the average market price for those periods. Outstanding stock options, which totaled 189,070 at December 31, 2000, did not have a dilutive effect on earnings per share for the three and six months ended December 31, 2000, as the exercise prices of the options were greater than the average market price for the periods.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                       -------------------------       -------------------------
                                                          2001            2000            2001            2000
                                                       ---------       ---------       ---------       ---------
Unrealized holding gains and (losses) on
  available-for-sale securities                        $(208,178)      $ 446,915       $ 151,980       $ 827,797
Tax effect                                                70,780        (151,951)        (51,673)       (281,450)
                                                       ---------       ---------       ---------       ---------

Other comprehensive income (loss)                      $(137,398)      $ 294,964       $ 100,307       $ 546,347
                                                       =========       =========       =========       =========

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2001 compared to June 30, 2001, and the consolidated results of operations for the three and six months ended December 31, 2001 compared with the same periods in 2000. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at December 31, 2001 were $127.6 million compared to $122.4 million at June 30, 2001, an increase of $5.2 million or 4.3%. The increase in total assets was primarily in loans, which increased $5.6 million. Loan growth consisted primarily of one- to four-family residential real estate loans, which increased $4.1 million, and nonresidential real estate loans, which increased $1.2 million. The growth in residential real estate loans was due to competitive pricing.

Total deposits increased $4.4 million, from $71.2 million at June 30, 2001, to $75.6 million at December 31, 2001. The increase in deposits was primarily in NOW accounts and money market accounts, which both increased $2.1 million. Noninterest-bearing demand deposits increased $268,000 and savings accounts increased $822,000 since June 30, 2001, while certificates of deposit decreased $846,000. The overall growth in deposits has occurred despite the dramatic decline in interest rates that has transpired during the last half of calendar 2001. Recent declines in the stock market have prompted some investors to seek financial institution deposit products. Customers seeking more liquidity in the current low interest rate environment have shifted their funds into transaction accounts. As a result, the certificates of deposit portfolio as a percent of total deposits decreased from 53.7% at June 30, 2001 to 49.4% at December 31, 2001. Almost all certificates of deposit mature in less than three years, with the majority maturing in the next year.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Federal Home Loan Bank ("FHLB") advances totaled $31.2 million at December 31, 2001, compared to $30.9 million at June 30, 2001, an increase of $300,000. The Corporation utilized the additional advances to fund loan growth. At December 31, 2001 and June 30, 2001, $4.2 million and $4.9 million, respectively, was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. During the six months ended December 31, 2001, a one-year, $2.0 million, fixed-rate advance matured. The Corporation replaced this borrowing with a new one-year, $2.0 million, fixed-rate advance and added $1.0 million of mortgage-matched advances. The interest rates on all but $5.0 million of the long-term borrowings are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

Net income was $384,542 for the three months ended December 31, 2001, compared to $347,203 for the three months ended December 31, 2000. The increase in net income for the three months ended December 31, 2001 was the result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expense and provision for loan losses.

Net interest income totaled $1,340,593 for the three months ended December 31, 2001, compared to $1,172,009 for the three months ended December 31, 2000, representing an increase of $168,584, or 14.4%. The change in net interest income is attributable to an increase in average earning assets and an increase in net interest margin.

Interest and fees on loans increased $165,397, or 8.2%, from $2,007,857 for the three months ended December 31, 2000 to $2,173,254 for the three months ended December 31, 2001. The increase was due to a higher average balance of loans resulting from strong loan demand.

Interest earned on securities totaled $218,628 for the three months ended December 31, 2001, compared to $353,998 for the three months ended December 31, 2000. The decrease was a result of a lower average balance of securities.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest expense on deposits decreased $85,551 from $770,570 for the three months ended December 31, 2000, to $685,019 for the three months ended December 31, 2001. The decrease in interest expense was the result of a decline in the cost of funds partially offset by an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances and other borrowings totaled $449,285 for the three months ended December 31, 2000, compared to $394,848 for the three months ended December 31, 2001. The decrease in interest expense was the result of a decrease in interest rates on FHLB advances partially offset by an increase in the average balance of advances. The additional borrowings were used to fund loan growth.

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

The provision for loan losses totaled $50,000 for the three months ended December 31, 2001 and $15,000 for the three months ended December 31, 2000. The allowance for loan losses totaled $476,367, or 0.44% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 2001, compared with 0.45%, at June 30, 2001. Nonperforming loans totaled $930,000, or 0.87% of total loans, net of loans in process and net deferred loan fees and costs at December 31, 2001, compared to $234,000, or 0.23%, at June 30, 2001. The increase in the provision for loan losses over the comparable three-month period was due to loan growth, an increase in net charge-offs and an increase in nonperforming loans. Net charge-offs were $42,000 for the three months ended December 31, 2001 compared to $10,000 for the three months ended December 31, 2000.

For the three months ended December 31, 2000, noninterest income totaled $86,949 compared to $123,720 for the three months ended December 31, 2001. During the 2001 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions, an increase in the fee the Bank charges its customers for overdrafts and an increase in commissions from the sale of credit life insurance associated with increased consumer loan activity. Additionally, the Corporation began selling fixed-rate 1-4 family mortgage loans on the secondary market which resulted in gains on sales of loans of $5,328. Selling loans on the secondary market enables the Corporation to manage interest rate risk by reducing the Corporation's investment in longer term, fixed-rate loans while still providing this product to its customers.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Noninterest expense totaled $829,271 for the three months ended December 31, 2001, compared to $699,555 for the same period in 2000. This $57,266 increase was due primarily to increases in salaries and employee benefits and other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired due to the growth of the Bank and the impact the increase in the Corporation's stock price has on the Corporation's stock-based compensation plans. The increase in other expense was primarily due to initial conversion costs in connection with the change in core data processors which will occur in the third quarter of the current fiscal year.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. The provision for income taxes totaled $200,500, for a 34.3% effective tax rate for the three months ended December 31, 2001 compared to $197,200, for a 36.2% effective tax rate for the three months ended December 31, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net income was $749,652 for the six months ended December 31, 2001, compared to $683,197 for the six months ended December 31, 2000. The increase in net income for the six months ended December 31, 2001 was primarily the result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.

Net interest income was $2,581,185 for the six months ended December 31, 2001, compared to $2,236,254 for the six months ended December 31, 2000, representing an increase of $344,931, or 15.4%. The increase in net interest income is attributable to an increase in average earning assets over average interest bearing liabilities and an increase in net interest margin.

Interest and fees on loans increased $413,001, or 10.5%, from $3,930,505 for the six months ended December 31, 2000 to $4,343,506 for the six months ended December 31, 2001. The increase was due to a higher average balance of loans resulting from strong loan demand.

Interest earned on securities totaled $714,358 for the six months ended December 31, 2000, compared to $448,587 for the six months ended December 31, 2001. The decrease was a result of a lower average balance of securities.

Other interest income decreased $4,581 from $60,232 for the six months ended December 31, 2000, to $55,651 for the six months ended December 31, 2001.

Interest paid on deposits decreased $61,102 from $1,505,128 for the six months ended December 31, 2000, to $1,444,026 for the six months ended December 31, 2001. The decrease in interest expense was the result of a lower cost of funds partially offset by an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances and other borrowings totaled $822,533 for the six months ended December 31, 2001, compared to $873,713 for the six months ended December 31, 2000. The decrease in interest expense was the result of a decrease in interest rates on FHLB advances partially offset by an increase in the average balance of advances.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The provision for loan losses totaled $65,000 for the six months ended December 31, 2001 and $30,000 for the six months ended December 31, 2000. The increase in the provision for loan losses resulted from an increased level of nonperforming loans, increased net charge-offs and loan growth.

For the six months ended December 31, 2001, noninterest income totaled $239,476 compared to $155,844 for the six months ended December 31, 2000. During the 2001 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions, an increase in the fee the Bank charges its customers for overdrafts fee and an increase in commissions from the sale of credit life insurance associated with increased consumer loan activity. Additionally, the Corporation began selling fixed-rate 1-4 family mortgage loans on the secondary market which resulted in gains on sales of loans of $17,598.

Noninterest expense totaled $1,613,609 for the six months ended December 31, 2001, compared to $1,377,401 for the same period in 2000. This increase was due primarily to increases in salaries and employee benefits and other expenses. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired due to the growth of the Bank and the impact the increase in the Corporation's stock price has on the Corporation's stock-based compensation plans. The increase in other expense was primarily due to initial conversion costs in connection with the change in core data processors which will occur in the third quarter of the current fiscal year.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. The provision for income taxes totaled $392,400 for a 34.4% effective tax rate for the six months ended December 31, 2001 compared to $391,500 for a 36.4% effective tax rate for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2001 and 2000.

                                                                Six Months
                                                            Ended December 31,
                                                          ---------------------
                                                            2001          2000
                                                          -------       --------
                                                          (Dollars in thousands)
Net income                                                $   750       $   683
Adjustments to reconcile net income to net cash from
  operating activities                                        445           396
                                                          -------       -------
Net cash from operating activities                          1,195         1,079
Net cash from investing activities                         (4,428)       (5,782)
Net cash from financing activities                          3,983         5,193
                                                          -------       -------
Net change in cash and cash equivalents                       750           490
Cash and cash equivalents at beginning of period            2,598         2,236
                                                          -------       -------
Cash and cash equivalents at end of period                $ 3,348       $ 2,726
                                                          =======       =======

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

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

At December 31, 2001, the Corporation had commitments to originate fixed and variable rate residential real estate mortgage loans totaling $1,064,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At December 31, 2001, and June 30, 2001, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 2001 and June 30, 2001. Management is not aware of any matter that would cause the Bank's capital category to change.

At December 31, 2001 and June 30, 2001, the Bank's actual capital levels and minimum required levels were as follows:

                                                                      Minimum                      Minimum
                                                                  Required To Be               Required To Be
                                                              Adequately Capitalized          Well Capitalized
                                                              Under Prompt Corrective      Under Prompt Corrective
                                            Actual               Action Regulations          Action Regulations
                                    --------------------      -----------------------      -----------------------
                                    Amount         Ratio        Amount         Ratio        Amount          Ratio
                                    ------         -----      --------         ------      -------         -------
                                                               (Dollars in thousands)
December 31, 2001
Total capital (to risk-
  weighted assets)                  $15,492        19.7%        $ 6,276         8.0%        $ 7,844        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)              15,016        19.1           3,138         4.0           4,707         6.0
Tier 1 (core) capital (to
  adjusted total assets)             15,016        11.8           5,097         4.0           6,371         5.0
Tangible capital (to
  adjusted total assets)             15,016        11.8           1,911         1.5                         N/A

June 30, 2001
Total capital (to risk-
  weighted assets)                  $14,464        19.5%        $ 5,920         8.0%        $ 7,400        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)              14,002        18.9           2,960         4.0           4,440         6.0
Tier 1 (core) capital (to
  adjusted total assets)             14,002        11.4           4,894         4.0           6,117         5.0
Tangible capital (to
  adjusted total assets)             14,002        11.4           1,835         1.5                         N/A

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           On October 9, 2001, the Annual Meeting of the Shareholders of HLFC was held. The following members of the Board of Directors of HLFC were reelected by the votes set forth below for terms expiring in 2002:

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

           At the Annual Meeting, the shareholders also voted to ratify the selection of Crowe, Chizek and Company LLP as the auditors of HLFC for the current fiscal year, with the following votes being cast:

                           FOR                 AGAINST               ABSTAIN
                        ---------              -------               -------
                        1,226,271               2,651                 2,400

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 2001.

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

Date: February 12, 2002                   /s/ Robert C. Hamilton
                                          --------------------------------------
                                          Robert C. Hamilton
                                          President and Chief Executive Officer



Date: February 12, 2002                   /s/ Preston W. Bair
                                          --------------------------------------
                                          Preston W. Bair
                                          Secretary, Treasurer and Chief
                                          Financial Officer

--------------------------------------------------------------------------------