Form 10QSB
period 2002-03-31
HOME LOAN FINANCIAL CORP
filed 2002-05-15
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 6, 2002, the latest practical date, 1,667,062 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No        X
       -------           ------


-------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets..................................................      3

              Consolidated Statements of Income and Comprehensive Income...................      4

              Consolidated Statements of Changes in Shareholders' Equity...................      5

              Consolidated Statements of Cash Flows........................................      7

              Notes to Consolidated Financial Statements ..................................      8


         Item 2.   Management's Discussion and Analysis....................................     14


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.......................................................     20

         Item 2.   Changes in Securities...................................................     20

         Item 3.   Defaults Upon Senior Securities.........................................     20

         Item 4.   Submission of Matters to a Vote of Security Holders.....................     20

         Item 5.   Other Information.......................................................     20

         Item 6.   Exhibits and Reports on Form 8-K........................................     20

SIGNATURES ................................................................................     21

-------------------------------------------------------------------------------
                                                                             2.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                   March 31,            June 30,
                                                                                     2002                 2001
                                                                                     ----                 ----
ASSETS
Cash and due from financial institutions                                        $     2,494,744    $      2,421,129
Interest-bearing deposits in other financial institutions                               273,166             176,939
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  2,767,910           2,598,068
Securities available for sale                                                         2,000,340           2,534,650
Mortgage-backed securities available for sale                                        10,058,119          12,191,628
Federal Home Loan Bank stock                                                          1,904,600           1,825,800
Loans, net                                                                          107,820,545         101,307,215
Premises and equipment, net                                                           1,307,525           1,083,434
Accrued interest receivable                                                             682,045             613,994
Other assets                                                                            407,909             242,861
                                                                                ---------------    ----------------

         Total assets                                                           $   126,948,993    $    122,397,650
                                                                                ===============    ================


LIABILITIES
Deposits                                                                        $    76,000,583    $     71,172,481
Federal Home Loan Bank advances                                                      29,855,442          30,925,000
Accrued interest payable                                                                563,244             613,223
Accrued expenses and other liabilities                                                  644,782             354,631
                                                                                ---------------    ----------------
     Total liabilities                                                              107,064,051         103,065,335

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                           --                  --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                    --                  --
Paid-in capital                                                                      14,083,151          14,083,151
Retained earnings                                                                    13,668,760          13,314,599
Unearned employee stock ownership plan shares                                        (1,420,704)         (1,619,532)
Unearned recognition and retention plan shares                                         (473,994)           (616,545)
Treasury stock, at cost - 584,288 shares at March 31, 2002 and
  559,257 shares at June 30, 2001                                                    (5,995,026)         (5,841,263)
Accumulated other comprehensive income                                                   22,755              11,905
                                                                                ---------------    ----------------
     Total shareholders' equity                                                      19,884,942          19,332,315
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $   126,948,993    $    122,397,650
                                                                                ===============    ================

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                          2002           2001           2002             2001
                                                          ----           ----           ----             ----
Interest and dividend income
     Loans, including fees                           $  2,129,629    $  2,028,225   $  6,473,135   $  5,958,730
     Securities                                           195,100         343,435        643,687      1,057,793
     Other                                                 24,582          29,291         80,233         89,523
                                                     ------------    ------------   ------------   ------------
         Total interest and dividend income             2,349,311       2,400,951      7,197,055      7,106,046

Interest expense
     Deposits                                             608,250         784,026      2,052,276      2,289,154
     Federal Home Loan Bank advances                      391,452         437,759      1,213,985      1,311,472
                                                     ------------    ------------   ------------   ------------
         Total interest expense                           999,702       1,221,785      3,266,261      3,600,626
                                                     ------------    ------------   ------------   ------------

Net interest income                                     1,349,609       1,179,166      3,930,794      3,505,420
Provision for loan losses                                  30,000          15,000         95,000         45,000
                                                     ------------    ------------   ------------   ------------

Net interest income after provision
  for loan losses                                       1,319,609       1,164,166      3,835,794      3,460,420

Noninterest income
     Service charges and other fees                        64,407          52,251        223,081        157,194
     Net gains on sales of loans                           11,618              --         29,216             --
     Other income                                          21,227          25,251         84,431         76,152
                                                     ------------    ------------   ------------   ------------
         Total noninterest income                          97,252          77,502        336,728        233,346

Noninterest expense
     Salaries and employee benefits                       497,421         442,379      1,447,338      1,274,375
     Occupancy and equipment                               66,616          55,602        190,407        168,566
     State franchise taxes                                 36,550          36,000        108,750        108,000
     Computer processing                                   54,080          36,652        126,459        100,739
     Legal, audit and supervisory exam fees                42,634          41,638        138,872        128,863
     Director fees                                         22,060          20,800         64,900         62,400
     Other expense                                        113,683          85,916        369,927        253,445
                                                     ------------    ------------   ------------   ------------
         Total noninterest expense                        833,044         718,987      2,446,653      2,096,388
                                                     ------------    ------------   ------------   ------------

Income before income taxes                                583,817         522,681      1,725,869      1,597,378
Income tax expense                                        206,300         183,500        598,700        575,000
                                                     ------------    ------------   ------------   ------------

Net income                                                377,517         339,181      1,127,169      1,022,378
Other comprehensive income (loss), net of tax             (89,457)        158,491         10,850        704,838
                                                     ------------    ------------   ------------   ------------

Comprehensive income                                 $    288,060    $    497,672   $  1,138,019   $  1,727,216
                                                     ============    ============   ============   ============

Basic earnings per common share                      $        .25    $        .21   $        .76   $        .63
                                                     ============    ============   ============   ============

Diluted earnings per common share                    $        .25    $        .21   $        .74   $        .63
                                                     ============    ============   ============   ============

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                             Unearned      Unearned                     Other
                               Paid-In      Retained           ESOP          RRP       Treasury      Comprehensive
                               Capital      Earnings          Shares        Shares      Shares       Income (Loss)      Total
                               -------      --------          ------        ------      ------       -------------      -----
Balance at
  July 1, 2000               $14,083,151   $12,665,932    $(1,873,155)   $(832,265)   $(3,989,862)     $(605,193)    $19,448,608

Net income for
  the period                          --     1,022,378             --           --             --             --       1,022,378

Cash dividend -
  $.305 per share                     --      (516,030)            --           --             --             --        (516,030)

Commitment to release
  18,000 ESOP shares                  --       (55,245)       190,245           --             --             --         135,000

Compensation expense with
  respect to recognition
  and retention plan                  --            --             --       153,499            --             --         153,499

Purchase of 63,380
  treasury shares                     --            --             --           --       (457,977)            --        (457,977)

Change in fair value of
  securities available
  for sale                            --            --             --           --             --        704,838         704,838
                             ------------  -----------    -----------    ---------    -----------      ---------     -----------
Balance at
  March 31, 2001             $14,083,151   $13,117,035    $(1,682,910)   $(678,766)   $(4,447,839)     $  99,645     $20,490,316
                             ===========   ===========    ===========    =========    ===========      =========     ===========


-------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                   Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                             Unearned      Unearned                     Other
                               Paid-In      Retained           ESOP          RRP       Treasury      Comprehensive
                               Capital      Earnings          Shares        Shares      Shares       Income (Loss)      Total
                               -------      --------          ------        ------      ------       -------------      -----
Balance at
  July 1, 2001               $14,083,151   $13,314,599    $(1,619,532)   $(616,545)   $(5,841,263)     $  11,905     $19,332,315

Net income for
  the period                          --     1,127,169             --           --             --             --       1,127,169

Cash dividend -
  $.35 per share                      --      (534,220)            --           --             --             --        (534,220)

Commitment to release
  18,810 ESOP shares                  --        (1,323)       198,828           --             --             --         197,505

Compensation expense with
  respect to recognition
  and retention plan                  --        (2,772)            --      142,551             --             --         139,779

Purchase of 62,971
  treasury shares                     --            --             --           --       (680,215)            --        (680,215)

Exercise of 37,940
  stock options                       --      (234,693)            --           --        526,452             --         291,759

Change in fair value of
  securities available for
  sale, net of tax effects            --            --             --           --             --         10,850          10,850
                             -----------   -----------    -----------    ---------    -----------      ---------     -----------
Balance at
  March 31, 2002             $14,083,151   $13,668,760    $(1,420,704)   $(473,994)   $(5,995,026)     $  22,755     $19,884,942
                             ===========   ===========    ============   ==========   ============     =========     ===========

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       2002              2001
                                                                                       ----              ----
Cash flows from operating activities
     Net income                                                                  $     1,127,169    $     1,022,378
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                     96,000             81,000
         Securities amortization and accretion                                            (1,938)            (4,261)
         Provision for loan losses                                                        95,000             45,000
         FHLB stock dividends                                                            (78,800)           (88,400)
         Compensation expense for ESOP shares                                            197,505            135,000
         Compensation expense for RRP shares                                             139,779            153,499
         Net change in accrued interest receivable and other assets                     (238,689)           (63,642)
         Net change in accrued expenses and other liabilities                            240,172            361,804
         Net change in deferred loan fees                                                  1,572               (347)
                                                                                 ---------------    ---------------
              Net cash from operating activities                                       1,577,770          1,642,031

Cash flows from investing activities
     Proceeds from maturities of securities available for sale                           500,000            250,000
     Proceeds from maturities and principal paydowns
       of mortgage-backed securities available for sale                                2,186,197          1,259,070
     Net change in loans                                                              (6,609,902)        (8,805,343)
     Premises and equipment expenditures                                                (320,091)           (32,257)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                           (4,243,796)        (7,328,530)

Cash flows from financing activities
     Net change in deposits                                                            4,828,102          6,408,698
     Net change in short-term FHLB advances                                           (3,050,000)        (3,400,000)
     Proceeds from long-term FHLB advances                                             4,000,000          4,000,000
     Maturities and repayments of long-term FHLB advances                             (2,019,558)                --
     Cash dividends paid                                                                (534,220)          (516,030)
     Purchases of treasury shares                                                       (680,215)          (457,977)
     Proceeds from exercise of stock options                                             291,759                 --
                                                                                 ---------------    ---------------
         Net cash from financing activities                                            2,835,868          6,034,691
                                                                                 ---------------    ---------------

Net change in cash and cash equivalents                                                  169,842            348,192
Cash and cash equivalents at beginning of period                                       2,598,068          2,236,265
                                                                                  --------------    ---------------

Cash and cash equivalents at end of period                                       $     2,767,910    $     2,584,457
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                                $     3,316,240    $     3,486,584
         Income taxes                                                                    295,978            365,000


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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2001. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2001, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on July 1, 2002. The adoption of this Statement will not have an impact on the Corporation's financial statements, because the Corporation does not have any intangible assets.


NOTE 2 - SECURITIES

Securities at March 31, 2002 and June 30, 2001 were as follows:

                                                             Gross          Gross            Estimated
                                           Amortized       Unrealized     Unrealized            Fair
                                             Cost            Gains          Losses              Value
                                             ----            -----          ------              -----
MARCH 31, 2002
--------------
Securities available for sale
     U.S. Government agencies             $ 2,000,000        $   340        $     --         $ 2,000,340
                                          ===========        =======        ========         ===========

Mortgage-backed securities
  available for sale
     U.S. Government agencies             $10,023,982        $34,137        $     --         $10,058,119
                                          ===========        =======        ========         ===========

JUNE 30, 2001
-----------
Securities available for sale
     U.S. Government agencies             $ 2,495,947        $38,703        $     --         $ 2,534,650
                                          ===========        =======        ========         ===========

Mortgage-backed securities
  available for sale
     U.S. Government agencies             $12,212,293        $   197        $(20,862)        $12,191,628
                                          ===========        =======        ========         ===========


-------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Contractual maturities of securities at March 31, 2002 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                             Amortized       Estimated Fair
                                                               Cost              Value
                                                               ----              -----
           Due within one year                              $ 2,000,000       $ 2,000,340
           Mortgage-backed securities                        10,023,982        10,058,119
                                                            -----------       -----------

                                                            $12,023,982       $12,058,459
                                                            ===========       ===========

No securities were sold during the three or nine months ended March 31, 2002 or 2001. At March 31, 2002 and June 30, 2001, securities with a carrying value of $1,800,306 and $1,823,520 were pledged to secure public funds.


NOTE 3 - LOANS

Loans at March 31, 2002 and June 30, 2001 were as follows:

                                                                                      March 31,          June 30,
                                                                                        2002               2001
                                                                                        ----               ----
     Residential real estate loans:
         1- 4 family                                                                 $ 72,791,851      $ 66,429,160
         5 or more dwelling units                                                         212,963                --
         Home equity                                                                    3,981,148         4,346,952
     Nonresidential real estate                                                        11,371,462        10,182,084
     Real estate construction                                                           1,521,718         1,739,800
     Land                                                                                 682,879           681,622
                                                                                     ------------      ------------
         Total real estate loans                                                       90,562,021        83,379,618
     Commercial loans                                                                   3,573,406         4,151,117
     Consumer loans:
         Home improvement                                                               4,361,092         5,558,066
         Automobile                                                                     5,422,911         4,922,723
         Deposit                                                                          342,646           380,690
         Credit card                                                                      522,217           535,874
         Other                                                                          3,947,125         3,719,082
                                                                                     ------------      ------------
              Total consumer and other loans                                           14,595,991        15,116,435
                                                                                     ------------      ------------
     Total loans                                                                      108,731,418       102,647,170
     Less:
         Allowance for loan losses                                                       (473,521)         (462,292)
         Loans in process                                                                (271,146)         (713,029)
         Net deferred loan fees and costs                                                (166,206)         (164,634)
                                                                                     ------------      ------------

                                                                                     $107,820,545      $101,307,215
                                                                                     ============      ============

-------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                           Three Months                   Nine Months
                                                          Ended March 31,                Ended March 31,
                                                          ---------------                ---------------
                                                         2002         2001             2002           2001
                                                         ----         ----             ----           ----
        Beginning balance                              $476,367      $416,903         $462,292      $404,888
        Provision for losses                             30,000        15,000           95,000        45,000
        Loans charged-off                               (34,787)      (12,169)         (96,081)      (30,456)
        Recoveries                                        1,941            99           12,310           401
                                                       --------      --------         ---------     --------

        Ending balance                                 $473,521      $419,833         $473,521      $419,833
                                                       ========      ========         ========      ========

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $625,000 at March 31, 2002 and $234,000 at June 30, 2001. No loans were on nonaccrual status at March 31, 2002 or June 30, 2001. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

As of March 31, 2002 and June 30, 2001 and for the three and nine months ended March 31, 2002 and 2001, no loans were required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114.


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

-------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 4 - OFF-BALANCE SHEET ACTIVITIES  (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2002 and June 30, 2001 follows:

                                                                           March 31,          June 30,
                                                                             2002               2001
                                                                             ----               ----

Lines of credit-variable rate                                              $3,733,000        $3,923,000
1-4 family residential real estate-variable rate                            1,643,000           998,000
1-4 family residential real estate-fixed rate                                 693,000           356,000
Commercial real estate-variable rate                                               --           350,000
Credit card arrangements-fixed rate                                         1,380,000         1,326,000

The interest rates on fixed-rate commitments ranged from 6.875% to 13.90% at March 31, 2002 and 7.00% to 13.90% at June 30, 2001. The interest rates on variable rate commitments ranged from 5.375% to 7.25% at March 31, 2002 and 6.50% to 8.00% at June 30, 2001.


NOTE 5 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows.

                                                        Three Months Ended           Nine Months Ended
                                                             March 31,                    March 31,
                                                             ---------                    ---------
                                                         2002          2001           2002          2001
                                                         ----          ----           ----          ----
Basic
     Net income                                      $  377,517     $  339,181    $1,127,169     $1,022,378
                                                     ============   ==========    ==========     ==========
     Weighted average common shares
       outstanding                                    1,664,728      1,831,213     1,670,272      1,857,759
     Less:  Average unallocated ESOP shares            (137,127)      (161,795)     (143,397)      (167,795)
     Less:  Average nonvested RRP shares                (38,686)       (54,869)      (42,379)       (58,712)
                                                     ----------     ----------    ----------     ----------
     Average shares                                   1,488,915      1,614,549     1,484,496      1,631,252
                                                     ==========     ==========    ==========     ==========

     Basic earnings per common share                 $      .25     $      .21    $      .76     $      .63
                                                     ==========     ==========    ==========     ==========

Diluted
     Net income                                      $  377,517     $  339,181    $1,127,169     $1,022,378
                                                     ==========     ==========    ==========     ==========
     Weighted average common shares
       outstanding for basic earnings per
       common share                                   1,488,915      1,614,549     1,484,496      1,631,252
     Add:  Dilutive effects of assumed
       exercises of stock options                        41,732          7,852        43,903             --
                                                     ----------     ----------    ----------     ----------
     Average shares and dilutive potential
       common shares                                  1,530,647      1,622,401     1,528,399      1,631,252
                                                     ==========     ==========    ==========     ==========

     Diluted earnings per common share               $      .25     $      .21    $      .74     $      .63
                                                     ==========     ==========    ==========     ==========

-------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

NOTE 5 - EARNINGS PER SHARE (Continued)

Unearned RRP shares did not have a dilutive effect on earnings per share for the three and nine months ended March 31, 2002 or 2001, as the fair value of the RRP shares on the date of grant was greater than the average market price for those periods. Outstanding stock options, which totaled 188,470 at March 31, 2001, did not have a dilutive effect on earnings per share for the nine months ended March 31, 2001, as the exercise prices of the options were greater than the average market price for the period.


NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                      Three Months Ended          Nine Months Ended
                                                           March 31,                   March 31,
                                                           ---------                   ------
                                                       2002            2001        2002         2001
                                                       ----            ----        ----         ----
Unrealized holding gains (losses) on
  available-for-sale securities                     $(135,541)     $240,138      $16,439     $1,067,935
Tax effect                                             46,084       (81,647)      (5,589)      (363,097)
                                                    ---------      --------      -------     ----------

Other comprehensive income (loss)                   $ (89,457)     $158,491      $10,850     $  704,838
                                                    =========      ========      =======     ==========



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2002 compared to June 30, 2001, and the consolidated results of operations for the three and nine months ended March 31, 2002 compared with the same periods in 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at March 31, 2002 were $126.9 million compared to $122.4 million at June 30, 2001, an increase of $4.5 million, or 3.7%. The increase in total assets was primarily in loans, which increased $6.5 million. Loan growth consisted primarily of one- to four-family residential real estate loans, which increased $6.4 million. The growth in residential real estate loans was due to competitive pricing.

Total deposits increased $4.8 million, from $71.2 million at June 30, 2001, to $76.0 million at March 31, 2002. The increase in deposits was primarily in NOW accounts and money market accounts, which increased $4.2 million. Savings accounts increased $1.4 since June 30, 2001, while certificates of deposit and noninterest bearing demand deposit decreased. The overall growth in deposits has occurred despite the dramatic decline in interest rates. Continuing volatility in the stock market has prompted some investors to seek financial institution deposit products. Customers seeking more liquidity in the current low interest rate environment have shifted their funds into transaction accounts. As a result, the certificates of deposit portfolio as a percent of total deposits decreased from 53.7% at June 30, 2001 to 49.4% at March 31, 2002. Almost all certificates of deposit mature in less than three years, with the majority maturing in the next year.


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Federal Home Loan Bank ("FHLB") advances totaled $29.9 million at March 31, 2002, compared to $30.9 million at June 30, 2001, a decrease of $1.0 million. At March 31, 2002 and June 30, 2001, $1.9 million and $4.9 million, respectively, was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. During the nine months ended March 31, 2002, a one-year, $2.0 million, fixed-rate advance matured. The Corporation replaced this borrowing with a new one-year, $2.0 million, fixed-rate advance and added $2.0 million of mortgage-matched advances as a funding source for fixed-rate mortgage loans. The interest rates on all but $6.0 million of the long-term borrowings, including the mortgage-matched advances, are fixed for a specified number of years, then convertible to variable rates at the option of the FHLB. Interest is due monthly and principal is due upon maturity. If the convertible option is exercised, the advance may be prepaid without penalty.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED MARCH 31, 2002 AND MARCH 31, 2001

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

Net income was $377,517 for the three months ended March 31, 2002, compared to $339,181 for the three months ended March 31, 2001. The increase in net income for the three months ended March 31, 2002 was the result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expense and provision for loan losses.

Net interest income totaled $1,349,608 for the three months ended March 31, 2002, compared to $1,179,166 for the three months ended March 31, 2001, representing an increase of $170,442, or 14.45%. The change in net interest income is attributable to an increase in average earning assets and an increase in net interest margin.

Interest and fees on loans increased $101,404, or 5.0%, from $2,028,225 for the three months ended March 31, 2001 to $2,129,629 for the three months ended March 31, 2002. The increase was due to a higher average balance of loans resulting from strong loan growth.

Interest earned on securities totaled $195,099 for the three months ended March 31, 2002, compared to $343,435 for the three months ended March 31, 2001. The decrease was a result of a lower average balance of securities due to a sale of approximately $5 million of mortgage-backed securities, which occurred in the last quarter of fiscal 2001. The proceeds from this sale were used to help fund loan growth rather than being reinvested in securities.


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest expense on deposits decreased $175,776 from $784,026 for the three months ended March 31, 2001, to $608,250 for the three months ended March 31, 2002. The decrease in interest expense was the result of a decline in the cost of funds partially offset by an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances and other borrowings totaled $437,759 for the three months ended March 31, 2001, compared to $391,452 for the three months ended March 31, 2002. The decrease in interest expense was the result of a decrease in interest rates on FHLB advances partially offset by an increase in the average balance of advances. The additional borrowings were used to fund loan growth.

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

The provision for loan losses totaled $30,000 for the three months ended March 31, 2002 and $15,000 for the three months ended March 31, 2001. The allowance for loan losses totaled $473,521, or 0.44% of total loans, net of loans in process and net deferred loan fees and costs at March 31, 2002, compared with 0.45%, at June 30, 2001. Nonperforming loans totaled $625,000, or 0.58% of total loans, net of loans in process and net deferred loan fees and costs at March 31, 2002, compared to $234,000, or 0.23%, at June 30, 2001. The increase in the provision for loan losses over the comparable three-month period was due to loan growth, an increase in net charge-offs and an increase in nonperforming loans. Net charge-offs were $32,846 for the three months ended March 31, 2002 compared to $12,070 for the three months ended March 31, 2001.

For the three months ended March 31, 2001, noninterest income totaled $77,502 compared to $97,252 for the three months ended March 31, 2002. During the 2002 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions, an increase in the fee the Bank charges its customers for overdrafts and an increase in commissions from the sale of credit life insurance associated with increased consumer loan activity. Additionally, the Corporation began selling fixed-rate 1-4 family mortgage loans on the secondary market which resulted in gains on sales of loans of $11,618. Selling loans on the secondary market enables the Corporation to manage interest rate risk by reducing the Corporation's investment in longer term, fixed-rate loans while still providing this product to its customers.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Noninterest expense totaled $833,044 for the three months ended March 31, 2002, compared to $718,987 for the same period in 2001. This $114,057 increase was due primarily to increases in salaries and employee benefits, computer processing and other expense. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired due to the growth of the Bank and the impact the increase in the Corporation's stock price has on the Corporation's stock-based compensation plans. The increase in computer processing was due to the Company's change in core data processors and the additional features of the new system, which occurred during the quarter. The increase in other expense was primarily due to initial conversion costs in connection with the change in core data processors.

The change in income tax expense is primarily attributable to the change in net income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. The provision for income taxes totaled $206,300, for a 35.3% effective tax rate for the three months ended March 31, 2002 compared to $183,500, for a 35.1% effective tax rate for the three months ended March 31, 2001.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
  ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net income was $1,127,169 for the nine months ended March 31, 2002, compared to $1,022,378 for the nine months ended March 31, 2001. The increase in net income for the nine months ended March 31, 2002 was primarily the result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expense and provision for loan losses.

Net interest income was $3,930,794 for the nine months ended March 31, 2002, compared to $3,505,420 for the nine months ended March 31, 2001, representing an increase of $425,374, or 12.13%. The increase in net interest income is attributable to an increase in average earning assets and an increase in net interest margin.

Interest and fees on loans increased $514,405, or 8.63%, from $5,958,730 for the nine months ended March 31, 2001 to $6,473,135 for the nine months ended March 31, 2002. The increase was due to a higher average balance of loans resulting from strong loan growth partially offset by a decrease in loan yields due to the lower interest rate environment.

Interest earned on securities totaled $643,687 for the nine months ended March 31, 2002, compared to $1,057,793 for the nine months ended March 31, 2001. The decrease was a result of a lower average balance of securities due to a sale of approximately $5 million of mortgage-backed securities, which occurred in the last quarter of fiscal 2001. The proceeds from this sale were used to help fund loan growth rather than being reinvested in securities.

Other interest income decreased $9,290 from $89,523 for the nine months ended March 31, 2001, to $80,233 for the nine months ended March 31, 2002.

Interest paid on deposits decreased $236,878 from $2,289,154 for the nine months ended March 31, 2001, to $2,052,276 for the nine months ended March 31, 2002. The decrease in interest expense was the result of a lower cost of funds partially offset by an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest on FHLB advances and other borrowings totaled $1,213,985 for the nine months ended March 31, 2002, compared to $1,311,472 for the nine months ended March 31, 2001. The decrease in interest expense was the result of a decrease in interest rates on FHLB advances partially offset by an increase in the average balance of advances.

The provision for loan losses totaled $95,000 for the nine months ended March 31, 2002 and $45,000 for the nine months ended March 31, 2001. The increase in the provision for loan losses resulted from an increased level of nonperforming loans, increased net charge-offs and loan growth.

For the nine months ended March 31, 2002, noninterest income totaled $336,728 compared to $233,346 for the nine months ended March 31, 2001. During the 2002 period, the Corporation experienced an increase in service charges and fees due to the Corporation charging fees on foreign ATM transactions, an increase in the fee the Bank charges its customers for overdrafts fee and an increase in commissions from the sale of credit life insurance associated with increased consumer loan activity. Additionally, the Corporation began selling fixed-rate 1-4 family mortgage loans on the secondary market which resulted in gains on sales of loans of $29,216.

Noninterest expense totaled $2,446,653 for the nine months ended March 31, 2002, compared to $2,096,388 for the same period in 2001. This increase was due primarily to increases in salaries and employee benefits, computer processing and other expenses. The increase in salaries and employee benefits was the result of normal, annual merit increases, additional staffing hired due to the growth of the Bank and the impact the increase in the Corporation's stock price has on the Corporation's stock-based compensation plans. The increase in computer processing was due to the Company's change in core data processors and the additional features of the new system, which occurred during the quarter. The increase in other expense was primarily due to initial conversion costs in connection with the change in core data processors.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes and the impact the Corporation's stock price has on the stock-based employee benefit plans. The provision for income taxes totaled $598,700 for a 34.7% effective tax rate for the nine months ended March 31, 2002 compared to $575,000 for a 36.0% effective tax rate for the nine months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2002 and 2001.

                                                                                         Nine Months
                                                                                        Ended March 31,
                                                                                        ---------------
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                    (Dollars in thousands)
Net income                                                                           $ 1,127      $ 1,022
Adjustments to reconcile net income to net cash from operating activities                451          620
                                                                                     -------      -------
Net cash from operating activities                                                     1,578        1,642
Net cash from investing activities                                                    (4,244)      (7,329)
Net cash from financing activities                                                     2,836        6,035
                                                                                     -------      -------
Net change in cash and cash equivalents                                                  170          348
Cash and cash equivalents at beginning of period                                       2,598        2,236
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $ 2,768      $ 2,584
                                                                                     =======      =======

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

At March 31, 2002, the Corporation had commitments to originate fixed and variable rate residential real estate mortgage loans totaling $2,336,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 4 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At March 31, 2002, and June 30, 2001, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 2002 and June 30, 2001. Management is not aware of any matter that would cause the Bank's capital category to change.

At March 31, 2002 and June 30, 2001, the Bank's actual capital levels and minimum required levels were as follows:

                                                               Minimum                    Minimum
                                                           Required To Be             Required To Be
                                                        Adequately Capitalized        Well Capitalized
                                                        Under Prompt Corrective    Under Prompt Corrective
                                     Actual               Action Regulations         Action Regulations
                               Amount       Ratio         Amount       Ratio        Amount         Ratio
                               ------       -----         ------       -----        ------         -----
                                                        (Dollars in thousands)
March 31, 2002
--------------
Total capital (to risk-
  weighted assets)             $16,003       20.4%        $ 6,265        8.0%       $ 7,831        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)         15,530       19.8           3,132        4.0          4,698         6.0
Tier 1 (core) capital (to
  adjusted total assets)        15,530       12.2           5,074        4.0          6,342         5.0
Tangible capital (to
  adjusted total assets)        15,530       12.2           1,903        1.5           N/A

June 30, 2001
-------------
Total capital (to risk-
  weighted assets)             $14,464       19.5%        $ 5,920        8.0%       $ 7,400        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)         14,002       18.9           2,960        4.0          4,440         6.0
Tier 1 (core) capital (to
  adjusted total assets)        14,002       11.4           4,894        4.0          6,117         5.0
Tangible capital (to
  adjusted total assets)        14,002       11.4           1,835        1.5           N/A


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1.    LEGAL PROCEEDINGS
           None

Item 2.    CHANGES IN SECURITIES
           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5.    OTHER INFORMATION
           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2002.


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




Date: May 8, 2002                          /s/ Robert C. Hamilton
------------------------                   ------------------------------------
                                           Robert C. Hamilton
                                           President and Chief Executive Officer




Date: May 8, 2002                          /s/ Preston W. Bair
------------------------                   ------------------------------------
                                           Preston W. Bair
                                           Secretary, Treasurer and Chief
                                           Financial Officer




--------------------------------------------------------------------------------