Form 10KSB
period 2002-06-30
HOME LOAN FINANCIAL CORP
filed 2002-09-30
CIK 1050894

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended June 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended June 30, 2002, were $9,929,259.

Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the Registrant on August 26, 2002, was approximately $15,351,754. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

As of August 26, 2002, there were 1,629,062 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-KSB - Portions of 2002 Annual Report to Shareholders
   Part III of Form 10-KSB - Portions of Proxy Statement for the 2002 Annual
                            Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                                    Yes     No   X
                                       ----    ----

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Home Loan Financial Corporation ("HLFC") was incorporated under Ohio law in December 1997 for the purpose of purchasing all of the capital stock of The Home Loan Savings Bank (the "Bank") issued in connection with the conversion of the Bank from mutual to stock form (the "Conversion"). HLFC and the Bank are together referred to as the Corporation. The principal business of HLFC is holding all of the issued and outstanding shares of the Bank.

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

The principal business of the Bank is the origination of mortgage loans secured by one- to four-family residential, and nonresidential real estate in its primary market area. The Bank also originates commercial loans and various types of consumer credits. For liquidity and interest rate risk management purposes, the Bank invests in interest-bearing deposits in other financial institutions and U.S. Treasury and agency securities, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC in the SAIF, principal repayments on loans, maturities of securities and borrowings from the FHLB.

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

LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Corporation's loan portfolio at the dates indicated:

                                                                              At June 30,
                                                       -------------------------------------------------------
                                                                   2002                        2001
                                                       ---------------------------  --------------------------
                                                                      Percent of                   Percent of
                                                           Amount    Total Loans       Amount      Total Loans
                                                       -----------------------      -----------   -------------
                                                                       (Dollars in thousands)
        Real estate loans:
             One- to four-family                        $   75,289       66.52%     $   66,429       64.72%
             Home equity                                     4,005        3.54           4,347        4.23
             Nonresidential                                 10,550        9.32          10,182        9.92
             Construction and land                           4,455        3.94           2,422        2.36
                                                        ----------     -------      ----------    --------

                Total real estate loans                     94,299       83.32          83,380       81.23

        Commercial loans                                     4,005        3.54           4,151        4.04

        Consumer and other loans:
             Home improvement                                4,320        3.82           5,558        5.41
             Automobile loans                                5,128        4.53           4,923        4.80
             Loans on deposits                                 312        0.27             380        0.37
             Credit cards                                      543        0.48             536        0.52
             Other loans                                     4,574        4.04           3,719        3.62
                                                        ----------     -------      ----------    --------

                Total consumer and other loans              14,877       13.14          15,116       14.73
                                                        ----------     -------      ----------    --------

        Total loans                                        113,181      100.00%        102,647      100.00%
                                                                       =======                    ========

        Less:
             Net deferred loan fees and costs                 (169)                       (165)
             Loans in process                               (1,496)                       (713)
             Allowance for loan losses                        (499)                       (462)
                                                        ----------                  ----------

                Net loans                               $  111,017                  $  101,307
                                                        ==========                  ==========

LOAN MATURITY. The following table sets forth certain information as of June 30, 2002, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                             Due during          Due between
                                              the year             7/1/03         Due after
                                           Ending 6/30/03        and 6/30/07       6/30/07         TOTAL
                                           --------------        -----------       -------         -----
                                                                    (In thousands)
         Real estate loans:
             One- to four-family            $     444           $   1,093        $ 73,752       $   75,289
             Home equity                           42                 329           3,634            4,005
             Nonresidential                       220                 271          10,059           10,550
             Construction and land                 --                  20           4,435            4,455
         Commercial loans                         778               1,383           1,844            4,005
         Consumer and other loans               2,904               8,164           3,809           14,877
                                            ---------           ---------        --------       ----------
                Total                       $   4,388           $  11,260        $ 97,533       $  113,181
                                            =========           =========        ========       ==========

The next table sets forth the dollar amount of all loans due after June 30, 2003, which have fixed interest rates and have adjustable interest rates:

                                         Due After June 30, 2003
                                         -----------------------
                                             (In thousands)

                  Fixed rate                 $       40,027
                  Adjustable rate                    68,766
                                             --------------
                                             $      108,793
                                             ==============

LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 2002, the Corporation's one- to four-family residential real estate loans totaled approximately $75.3 million, or 66.5% of total loans.

In accordance with OTS regulations and Ohio law, the Bank makes loans on one- to four-family residences of up to 80% of the value of the real estate and improvements thereon (the "LTV") or up to 95% for borrowers who obtain private mortgage insurance.

The Bank currently offers fixed-rate mortgage loans and adjustable-rate mortgage ("ARM") loans for terms of up to 30 years. The interest-rate adjustment periods on ARMs are typically one or three years, although the Bank occasionally originates five and seven-year ARMs. The maximum interest-rate adjustment on most ARMs is 2% on any adjustment date and a total of 6% over the life of the loan. The interest-rate adjustments on one-year and three-year ARMs presently offered by the Bank are indexed to the weekly average rate on one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index.

HOME EQUITY LOANS. The Bank makes closed-end home equity loans in amounts which, when added to the prior indebtedness secured by the real estate, do not exceed 90% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable rates of interest. Rate adjustments on home equity loans are at the National City Bank prime rate. At June 30, 2002, approximately $4.0 million, or 3.5%, of the Corporation's portfolio consisted of home equity loans.

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

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 2002, the Bank's largest loan secured by nonresidential real estate was approximately $799,000. At June 30, 2002, approximately $10.5 million, or 9.3%, of the Corporation's total loans were secured by mortgages on nonresidential real estate.

CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate and commercial real estate. Due to a lack of residential development in the Bank's primary market area, no speculative construction loans have been made to builders or developers. During the first six months, while the improvements are being constructed, the borrower is required to pay interest only. Single-family residential construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Interest rates on commercial real estate constructions loans is generally tied to the National City Bank prime rate. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At June 30, 2002, the Corporation had approximately $3.1 million, or 2.7% of its total loans, invested in construction loans.

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

The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms of up to 15 years and require an LTV of 75% or less. At June 30, 2002, approximately $1.4 million, or 1.2% of the Corporation's total loans were land loans.

COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70 to 75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the National City Bank prime rate.

At June 30, 2002, the Corporation had approximately $4.0 million, or 3.5% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by assets such as trucks and equipment. The Bank intends to continue to increase its commercial lending activity.

Commercial loans generally entail significantly greater risk than real estate lending because repayment is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions.

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

At June 30, 2002, the Corporation had approximately $14.9 million, or 13.1% of total loans, invested in consumer loans.

LOAN SOLICITATION AND PROCESSING. Loan originations are generally obtained from existing customers and members of the local community and from referrals from real estate brokers, lawyers, accountants, and current and former customers. The Bank also advertises in the local print media and on the radio.

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

Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee. Until June 2002, the Bank generally obtained an attorney's opinion of title and potentially would purchase title insurance on large commercial loans. In June 2002, the Bank began requiring title insurance on all mortgages to further protect its interest in the underlying collateral.

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

Commercial loans are underwritten on the basis of the borrower's cash flow, ability to repay the loan, and the value of collateral, if any. The President of the Bank has authority to approve commercial loans of up to $500,000. The Bank's loan officers have the authority to approve secured commercial loans up to $100,000, and unsecured commercial loans up to $10,000. The Executive Committee has authority to approve commercial loans up to $1,000,000. Commercial loans over $1,000,000 must be approved by the full Board of Directors.

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

LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank began originating loans in conformity with secondary market standards at the end of fiscal 2001 and sold $1.5 million of loans with servicing retained at a gain of $29,000 during the year ended June 30, 2002. The Bank has not purchased any whole loans in recent years, but it has purchased participation interests in loans periodically.

The following table presents the Corporation's total loan origination, purchase, sale, and repayment activity for the periods indicated:

                                                                                      Year Ended June 30,
                                                                                      -------------------
                                                                                      2002         2001
                                                                                      ----         ----
                                                                                        (In thousands)
         Loans originated:
             Real estate                                                           $   32,029   $   22,305
             Commercial                                                                 4,031        2,959
             Consumer                                                                   9,554        7,989
                                                                                   ----------   ----------
                Total loans originated                                                 45,614       33,253

         Loans purchased                                                                   --           --
         Loans sold                                                                    (1,493)          --
         Principal repayments                                                         (33,587)     (18,890)
         (Increase) decrease in other items, net(1)                                      (824)       1,091
                                                                                   ----------   ----------
         Net increase                                                              $    9,710   $   15,454
                                                                                   ==========   ==========

         (1) Consists of net deferred loan fees and costs, loans in process and allowance for loan losses.

At June 30, 2002, the Corporation had $1.6 million of outstanding commitments to originate loans, $4.1 million available to borrowers under lines of credit and $1.4 million available to customers under credit card arrangements. At June 30, 2002, the Corporation had $1.5 million in undisbursed funds related to construction loans.

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

Based on such limits, the Bank was able to lend approximately $2.4 million to one borrower at June 30, 2002. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 2002, was $1.5 million, which consisted of two loans secured by commercial and residential property. At June 30, 2002, such loans were performing in accordance with their terms.

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

The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                                    At June 30,
                                     -----------------------------------------------------------------------
                                                   2002                                 2001
                                     ----------------------------------   ----------------------------------
                                                            Percent of                            Percent of
                                                               total                                 total
                                      Number      Amount       Loans       Number      Amount        Loans
                                      ------      ------       -----       ------      ------        -----
                                                              (Dollars in thousands)
         Loans delinquent for:
             30-59 days                    38    $   1,194      1.05%            31   $     453       0.44%
             60-89 days                    23          629      0.56             15         647       0.63
             90 days or over               21        1,311      1.16             15         234       0.23
                                     --------    ---------   -------      ---------   ---------   --------
         Total delinquent loans            82    $   3,134      2.77%            61   $   1,334       1.30%
                                     ========    =========   =======      =========   =========   ========

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, in-substance foreclosures and repossessed assets.

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

                                                                                         At June 30,
                                                                                 -------------------------
                                                                                     2002          2001
                                                                                     ----          ----
                                                                                  (Dollars in thousands)
         Total nonaccrual loans                                                   $       --   $        --
         Accruing loans delinquent 90 days or more                                     1,311           234
                                                                                  ----------   -----------
         Total nonperforming loans                                                     1,311           234
         Real estate owned                                                               122            --
                                                                                  ----------   -----------
         Total nonperforming assets                                               $    1,433   $       234
                                                                                  ==========   ===========

         Allowance for loan losses                                                $      499   $       462

         Nonperforming assets as a percent of total assets                             1.08%          0.19%
         Nonperforming loans as a percent of total loans, net of loans
           in process                                                                  1.17%          0.23%
         Allowance for loan losses as a percent of nonperforming loans                38.10%        197.61%


Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 2002, the Corporation had $122,000 of real estate acquired in settlement of loans.

The Bank classifies its assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have weaknesses that make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Bank is not warranted. In addition, federal regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                     At June 30,
                                                -------------------
                                                   2002      2001
                                                   ----      ----
                                                  (In thousands)
         Classified assets:
             Substandard                        $ 1,311   $   234
             Doubtful                                --        --
             Loss                                    --        --
                                                -------   -------
                Total classified assets         $ 1,311   $   234
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

As of June 30, 2002, the Bank had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

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

The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated:

                                                                                         Year Ended June 30,
                                                                                         -------------------
                                                                                            2002      2001
                                                                                            ----      ----
                                                                                       (Dollars in thousands)
         Balance at beginning of period                                                  $   462   $   405
         Charge-offs:
             Real estate                                                                     (58)       (1)
             Commercial                                                                       --        --
             Consumer                                                                        (39)      (54)
                                                                                         -------   -------
                Total                                                                        (97)      (55)
         Recoveries:
             Real estate                                                                      --        --
             Commercial                                                                       --        --
             Consumer                                                                         14         2
                                                                                         -------   -------
                Total                                                                         14         2
                                                                                         -------   -------

         Net charge-offs                                                                     (83)      (53)
         Provision for loan losses                                                           120       110
                                                                                         -------   -------

         Balance at end of period                                                        $   499   $   462
                                                                                         =======   =======

         Ratio of net charge-offs to average total loans outstanding during the
           period, net of loans in process and deferred loan fees and costs                 0.08%     0.06%

         Ratio of allowance for loan losses to total loans, net of loans in process         0.45%     0.45%

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

                                                                              AT JUNE 30,
                                                        ----------------------------------------------------
                                                                   2002                       2001
                                                        -------------------------   ------------------------
                                                                     Percent of                 Percent of
                                                                    loans in each              loans in each
                                                                     category to                category to
                                                          Amount     Total Loans     Amount     Total Loans
                                                          ------     -----------     ------     -----------
                                                                        (Dollars in thousands)
         Real estate loans                              $     338        83.32%     $     250        81.23%
         Commercial loans                                      40         3.54             41         4.04
         Consumer loans                                       121        13.14            108        14.73
         Unallocated                                           --           --             63           --
                                                        ---------    ---------      ---------   ----------
             Total                                      $     499       100.00%     $     462       100.00%
                                                        =========    =========      =========   ==========

INVESTMENT ACTIVITIES

GENERAL. Federal regulations and Ohio law permit the Bank to invest in various types of securities, interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities, obligations of state and political subdivisions, and certain other specified investments. The Board of Directors has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. agency and federally-sponsored corporation obligations, municipal obligations, mortgage-backed and related securities, bankers' acceptances, mutual funds, federal funds and term deposits. The Bank's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety.

As of June 30, 2002, the Corporation's securities portfolio was comprised of FHLB stock, U.S. agency securities, obligations of state and political subdivisions, and mortgage-backed and related securities with an aggregate market value of $16.1 million. The Corporation's securities at June 30, 2002, did not include securities of any issuer with an aggregate book value in excess of 10% of the Corporation's equity, excluding those issued by the U.S. Government or its agencies.

The following table sets forth the composition of the Corporation's interest-bearing deposits and securities portfolio at the dates indicated:

                                                                                 AT JUNE 30,
                                                    -------------------------------------------------------------------------------
                                                                     2002                                    2001
                                                    -------------------------------------   -------------------------------------
                                                    Carrying    % of      Fair     % of     Carrying   % of      Fair        % of
                                                      Value     Total     Value    Total     Value     Total     Value       Total
                                                     -------   -------   -------   -------   -------   -------   -------   -------
                                                                          (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                                   $   216      1.32%  $   216      1.32%  $   177      1.06%  $   177      1.06%

Securities available for sale:
   U.S. Government agency securities                   2,022     12.41     2,022     12.41     2,534     15.15     2,534     15.15
   Obligations of state and political subdivisions     2,391     14.67     2,391     14.67      --        --        --        --
                                                     -------   -------   -------   -------   -------   -------   -------   -------
Total securities                                       4,413     27.08     4,413     27.08     2,534     15.15     2,534     15.15

   Mortgage-backed securities:
     GNMA                                                 83      0.51        83      0.51       137      0.82       137      0.82
     FNMA                                                261      1.60       261      1.60       374      2.24       374      2.24
     FHLMC                                             9,395     57.66     9,395     57.66    11,681     69.82    11,681     69.82
                                                     -------   -------   -------   -------   -------   -------   -------   -------
Total mortgage-backed securities                       9,739     59.77     9,739     59.77    12,192     72.88    12,192     72.88
                                                     -------   -------   -------   -------   -------   -------   -------   -------

Total securities and mortgage-backed securities
  available for sale                                  14,152     86.85    14,152     86.85    14,726     88.03    14,726     88.03

FLHB stock                                             1,927     11.83     1,927     11.83     1,826     10.91     1,826     10.91
                                                     -------   -------   -------   -------   -------   -------   -------   -------

Total                                                $16,295    100.00%  $16,295    100.00%  $16,729    100.00%  $16,729    100.00%
                                                     =======   =======   =======   =======   =======   =======   =======   =======

The maturities of the Corporation's interest-bearing deposits and securities at June 30, 2002 are indicated in the following table:

                                                                           At June 30, 2002
                                          ------------------------------------------------------------------------------
                                                   After one                 After five
                                                    through                    through                 Due after
                                                  five years                 ten years                 ten years
                                          ------------------------  -------------------------  -------------------------

                                            Carrying       Avg.       Carrying        Avg.       Carrying        Avg.
                                              value        yield        value        yield         value         yield
                                           ----------   ----------   ----------    ----------   ----------    ----------
                                                                                        (Dollars in thousands)
Interest-bearing deposits:
  Demand Deposits                              $   --           --%      $   --             --%     $   --            --%

Securities available for sale:
  U.S. Government agency
   securities                                   2,022         3.39           --            --           --            --
  Obligations of state and
   political subdivisions (1)                      --           --          777          4.02        1,614          4.16
                                           ----------   ----------   ----------    ----------   ----------    ----------
    Total securities                            2,022         3.39          777          4.02        1,614          4.16

Mortgage-backed securities:
  GNMA                                             --           --           --            --           --            --
  FNMA                                             --           --           --            --           --            --
  FHLMC                                            --           --           --            --           --            --
                                           ----------   ----------   ----------    ----------   ----------    ----------
    Total mortgage-backed
        securities                                 --           --           --            --           --            --
                                           ----------   ----------   ----------    ----------   ----------    ----------

Total securities and mortgage-
 backed securities available for sale           2,022         3.39          777          4.02        1,614          4.16

FHLB Stock                                         --           --           --            --           --            --
                                           ----------   ----------   ----------    ----------   ----------    ----------

Total interest-bearing deposits
  and securities                           $    2,022         3.39%  $      777          4.02%  $    1,614          4.16%
                                           ==========   ==========   ==========    ==========   ==========    ==========



                                                                     At June 30, 2002
                                            -------------------------------------------------------------------

                                                 Not due at
                                              single maturity                          Total
                                            ----------------------     ---------------------------------------
                                                                                                      Weighted
                                             Carrying       Avg.          Carrying        Fair           Avg.
                                               value       yield            value         value         yield
                                            ---------   ----------       ----------    ----------   ----------

Interest-bearing deposits:
  Demand Deposits                           $      216         1.55%      $      216    $      216         1.55%

Securities available for sale:
  U.S. Government agency
   securities                                       --           --            2,022         2,022         3.39
  Obligations of state and
   political subdivisions (1)                       --           --            2,391         2,391         4.11
                                            ----------   ----------       ----------    ----------   ----------
    Total securities                                --           --            4,413         4,413         3.79

Mortgage-backed securities:
  GNMA                                              83         6.50               83            83         6.00
  FNMA                                             261         6.50              261           261         6.50
  FHLMC                                          9,395         6.50            9,395         9,395         6.50
                                            ----------   ----------       ----------    ----------   ----------
    Total mortgage-backed
        securities                               9,739         6.50            9,739         9,739         6.50
                                            ----------   ----------       ----------    ----------   ----------

Total securities and mortgage-
 backed securities available for sale            9,739         6.50           14,152        14,152         5.64

FHLB Stock                                       1,927         4.75            1,927         1,927         4.75
                                            ----------   ----------       ----------    ----------   ----------

Total interest-bearing deposits
  and securities                           $   11,882          6.11%      $   16,295    $   16,295         5.48%
                                            ==========   ==========       ==========    ==========   ==========




(1) Yields on obligations of state and political subdivisions have not been adjusted for their tax exempt status.

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Corporation at the dates indicated:

                                                                               At June 30,
                                                           ------------------------------------------------
                                                                   2002                      2001
                                                           ------------------       ----------------------
                                                                         Percent                    Percent
                                                                        of total                   of total
                                                             Amount     Deposits     Amount        Deposits
                                                             ------     --------     ------        --------
                                                                      (Dollars in thousands)
         Transaction accounts:
             Noninterest-bearing demand
               deposit accounts                            $  5,985         7.50%   $   4,743         6.66%
             NOW accounts(1)                                  6,565         8.23        5,007         7.04
             Savings accounts (2)                            12,561        15.75       11,254        15.81
             Money market accounts(3)                        14,805        18.56       11,932        16.77
                                                           --------    ---------    ---------   ----------
                Total transactions accounts                  39,916        50.04       32,936        46.28

         Certificates of deposit:
             2.00% or less                                      109         0.14           --          --
             2.01% - 4.00%                                   16,620        20.83        1,730         2.43
             4.01% - 6.00%                                   15,535        19.47       15,805        22.21
             6.01% - 8.00%                                    7,593         9.52       20,701        29.08
                                                           --------    ---------    ---------   ----------
                Total certificates of deposit(4)             39,857        49.96       38,236        53.72
                                                           --------    ---------    ---------   ----------

         Total deposits                                    $ 79,773       100.00%   $  71,172       100.00%
                                                           ========    =========    =========   ==========

(1) The weighted average rate on NOW accounts was 0.50% and 1.50% at June 30, 2002 and 2001.
(2) The weighted average rate on savings accounts was 1.58% and 2.50% at June 30, 2002 and 2001.
(3) The weighted average rate on money market accounts was 2.22% and 3.76% at June 30, 2002 and 2001.
(4) The weighted average rate on all certificates of deposit was 4.62% and 6.19% at June 30, 2002 and 2001.

The following table shows rate and maturity information for the Corporation's certificates of deposit at June 30, 2002:

                                                                           At June 30, 2002
                                                           -----------------------------------------------
                                                                           Over
                                                              Up to      1 year to     Over
               Rate                                         One Year      2 Years     2 Years      Total
               ----                                         --------      -------     -------      -----
                                                                           (In thousands)

         2.00% or less                                     $      109   $      --   $      --   $      109
         2.01% to 4.00%                                        13,006       2,829         785       16,620
         4.01% to 6.00%                                         4,031       2,559       8,945       15,535
         6.01% to 8.00%                                         7,056         237         300        7,593
                                                           ----------   ---------   ---------   ----------

             Total certificates of deposit                 $   24,202   $   5,625   $  10,030   $   39,857
                                                           ==========   =========   =========   ==========

At June 30, 2002, approximately $24.2 million of the Corporation's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity.

The following table presents the amount of the Corporation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2002:

                 Maturity                                    Amount
                 --------                                    ------
                                                         (In thousands)

         Three months or less                              $    2,819
         Over 3 months to 6 months                                316
         Over 6 months to 12 months                             1,527
         Over 12 months                                         3,081
                                                           ----------

             Total                                         $    7,743
                                                           ==========

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

The following table sets forth the Corporation's deposit account balance activity for the periods indicated:

                                                        Year Ended June 30,
                                                 ------------------------------
                                                      2002             2001
                                                      ----             ----
                                                     (Dollars in thousands)

         Beginning balance                       $    71,172       $    64,951
         Increase before interest credited             6,904             3,956
                                                 -----------       -----------
         Net deposits before interest credited        78,076            68,907
         Interest credited                             1,697             2,265
                                                 -----------       -----------
         Ending balance                          $    79,773       $    71,172
                                                 ===========       ===========

         Net increase                            $     8,601       $     6,221
                                                 ===========       ===========
         Percent increase                              12.08%             9.58%
                                                 ===========       ===========

BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1.9 million at June 30, 2002.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2002, the Bank had $28.8 million outstanding in advances from the FHLB.

The following table sets forth the maximum month-end and average balance of borrowings for the periods indicated:

                                                                                    YEAR ENDED JUNE 30,
                                                                             ------------------------------
                                                                                  2002             2001
                                                                                  ----             ----
                                                                                  (Dollars in thousands)
         Balance at period end:
             FHLB advances                                                   $    28,802       $    30,925
             Weighted average rate                                                  5.47%             5.98%

         Maximum balance at any month end during the period:
             FHLB advances                                                   $    31,525       $    35,350
             Other borrowings                                                         --                --

         Average balance for the period:
             FHLB advances and other borrowings                              $    30,817       $    30,506
             Weighted average rate                                                  5.22%             5.73%


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


EMPLOYEES

At June 30, 2002, the Bank had 34 full-time equivalent employees and six part-time employees.

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

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2002, met the standards for a well-capitalized institution.

Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized.

QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student, and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consists of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2002, the Bank met the QTL test.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at June 30, 2002.

All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. HLFC is an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank complied with these requirements and restrictions at June 30, 2002.

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

HLFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of HLFC and its affiliates may be imposed on the savings and loan association. However, if the savings and loan association subsidiary of a unitary holding company fails to meet the QTL, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2002, the Bank met the QTL test. See "Qualified Thrift Lender Test."


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

FRB REGULATIONS

FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts over $41.3 million. At June 30, 2002, the Bank complied with this reserve requirement.
                                    TAXATION

FEDERAL TAXATION

HLFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, HLFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Based on the Bank's average gross receipts of $9.4 million for the three tax years ending on June 30, 2002, the Bank would not qualify as a small corporation exempt from the alternative minimum tax.

Certain thrift institutions are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 585 of the Code.

The "experience" method is also available to small banks. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to HLFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2002, the Bank's pre-1988 reserves for tax purposes totaled approximately $1,548,000. The Bank believes it had approximately $3.5 of accumulated earnings and profits for tax purposes as of June 30, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

The tax returns of the Bank have been audited or closed without audit through fiscal year 1998. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.

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

A special litter tax is also applicable to all corporations, including HLFC, subject to the Ohio Corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable-net-worth.

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

ITEM 2. - DESCRIPTION OF PROPERTY

The following table sets forth certain information at June 30, 2002, regarding the properties on which the main office and the branch offices of the Bank are located:

                                                 Owned or          Date           Net book
                      Location                    Leased         Acquired           Value        Deposits
                      --------                    ------         --------           -----        --------
                                                                                              (In thousands)
         401 Main Street                         Owned            1924          $   99,640      $   50,706
         Coshocton, Ohio  43812-1523

         590 Walnut Street                       Owned            1985          $  129,907      $   16,108
         Coshocton, Ohio  43812-1632

         503 West Main Street                    Owned            1999          $  536,426      $   12,905
         West Lafayette, Ohio  43845-1134


ITEM 3. - LEGAL PROCEEDINGS

HLFC and the Bank are not presently involved in any material legal proceedings. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2002 (the "Annual Report") under the caption "Market Price of the Corporation's Common Shares and Related Shareholder Matters" is incorporated herein by reference.


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7. - FINANCIAL STATEMENTS

The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe, Chizek and Company LLP dated July 19, 2002, are incorporated herein by reference.


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of HLFC (the "Proxy Statement"), under the captions "Election of Directors" and "Executive Officers and Compensation" is incorporated herein by reference.


ITEM 10. - EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the captions "Director Compensation" and "Executive Officers and Compensation" is incorporated herein by reference.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The information contained in the Proxy Statement under the caption "Ownership of the Company Shares" is incorporated herein by reference.

HLFC maintains the Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("SOP") under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The SOP was approved by HLFC's shareholders at the 1998 Annual Meeting of Shareholders.

The following table shows, as of June 30, 2002, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the SOP, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------- --------------------------- --------------------------- ----------------------------
                                            (a)                    (b)                          (c)
-------------------------------- --------------------------- --------------------------- ----------------------------
                                                                                         Number    of     securities
                                                                                         remaining available for
                                 Number of securities                                    future issuance under
                                 to be issued upon           Weighted-average            equity compensation
                                 exercise of                 exercise price of           plans (excluding
Plan Category                    outstanding options         outstanding options         securities reflected in
                                                                                         column (a))
-------------------------------- --------------------------- --------------------------- ----------------------------
Equity compensation
 plans approved by
 shareholders.                            141,433                      $7.73                       42,352

-------------------------------- --------------------------- --------------------------- ----------------------------

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

          3           Articles of Incorporation and Code of Regulations.

          10          Employment Contract for Robert C. Hamilton.

          11          Statement Regarding Computation of Earnings per Share.

          13 2002 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of HLFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

          20          Proxy Statement for 2002 Annual Meeting of Shareholders.

          21          Subsidiaries of Home Loan Financial Corporation.

          23          Consent of independent accountants.

        99.1          Certification of the Chief Executive Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2         Certification of the Chief Financial Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

(B)       REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed by HLFC during the quarter ended June 30, 2002.

ITEM 14. - CONTROLS AND PROCEDURES

Because this Form 10-KSB is being filed for the period ending June 30, 2002, no disclosures are required pursuant to Item 307(a) of Regulation S-B. There have not been any significant changes in internal controls or in other factors that would require disclosure pursuant to Item 307(b).

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

                                  Date:  September 26, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Robert C. Hamilton                     /S/ Preston W. Bair
-----------------------------              -----------------------------------
Robert C. Hamilton,                        Preston W. Bair,
President and Director                     Chief Financial Officer


Date:  September 26, 2002                  Date:  September 26, 2002



/S/ Neal J. Caldwell                       /S/ Robert D. Mauch
-----------------------------              -----------------------------------
Neal J. Caldwell                           Robert D. Mauch
Director                                   Director


Date:  September 26, 2002                  Date:  September 26, 2002



/S/ Douglas L. Randles                     /S/ Marion M. Sutton
-----------------------------              -----------------------------------
Douglas L. Randles                         Marion M. Sutton
Director                                   Director


Date:  September 26, 2002                  Date:  September 26, 2002

                         HOME LOAN FINANCIAL CORPORATION
                                  CERTIFICATION

I, Robert C. Hamilton, certify that:

1. I have reviewed this annual report on Form 10-KSB of Home Loan Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 26, 2002                        /S/ Robert C. Hamilton
                                                 -----------------------------
                                                 Robert C. Hamilton, President

                                  CERTIFICATION

I, Preston W. Bair, certify that:

1. I have reviewed this annual report on Form 10-KSB of Home Loan Financial Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 26, 2002              /S/ Preston W. Bair
                                      -----------------------------------
                                       Preston W. Bair, Chief Financial Officer

INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
     3.1           Articles of Incorporation of Home       Incorporated by reference to the Registration
                   Loan Financial Corporation              Statement on Form S-1 filed by HLFC on December 16,
                                                           1997 (the "S-1") with the Securities and Exchange
                                                           Commission (the "SEC"), Exhibit 3.1.

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

     11            Statement Regarding Computation of      See Note 17 to the consolidated financial statements.
                   Earnings per Share

     13            Home Loan Financial Corporation 2002
                   Annual Report to Shareholders

     20            Proxy Statement for 2002 Annual         Incorporated by reference to the Definitive Proxy
                   Meeting of Shareholders                 Statement filed with the SEC on September 5, 2002.

     21            Subsidiaries of Home Loan Financial
                   Corporation

     23            Consent of independent accountants

     99.1          Certification of the Chief Executive
                   Officer Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002

     99.2          Certification of the Chief Financial
                   Officer Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002