Form 10QSB
period 2002-09-30
HOME LOAN FINANCIAL CORP
filed 2002-11-15
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of November 7, 2002 the latest practical date, 1,627,642 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                  No      X
    -------               ------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX







                                                                            Page
                                                                            ----


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.................................    3

              Consolidated Statements of Income and Comprehensive Income..    4

              Consolidated Statements of Changes in Shareholders' Equity..    5

              Consolidated Statements of Cash Flows.......................    7

              Notes to Consolidated Financial Statements..................    8

         Item 2.   Management's Discussion and Analysis...................   16

         Item 3.   Controls and Procedures................................   21


Part II - Other Information

         Item 1.   Legal Proceedings......................................   22

         Item 2.   Changes in Securities..................................   22

         Item 3.   Defaults Upon Senior Securities........................   22

         Item 4.   Submission of Matters to a Vote of Security Holders....   22

         Item 5.   Other Information......................................   22

         Item 6.   Exhibits and Reports on Form 8-K.......................   22

SIGNATURES ...............................................................   23

CERTIFICATIONS............................................................   24




--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------




                                                                       September 30,          June 30,
                                                                           2002                 2002
                                                                           ----                 ----
ASSETS
Cash and due from financial institutions                          $     3,293,071          $     2,716,138
Interest-bearing deposits in other financial institutions                 208,657                  215,647
                                                                  ---------------          ---------------
     Total cash and cash equivalents                                    3,501,728                2,931,785
Securities available for sale                                           7,390,374                4,413,516
Mortgage-backed securities available for sale                           9,088,655                9,738,990
Federal Home Loan Bank stock                                            1,950,300                1,927,100
Loans, net                                                            114,750,607              111,017,080
Premises and equipment, net                                             1,271,792                1,278,592
Accrued interest receivable                                               725,092                  651,707
Other assets                                                              296,011                  322,366
                                                                  ---------------          ---------------

         Total assets                                             $   138,974,559          $   132,281,136
                                                                  ===============          ===============


LIABILITIES
Deposits                                                          $    79,633,079          $    79,773,087
Federal Home Loan Bank advances                                        37,375,832               28,802,335
Due to broker on security purchases                                          --                  2,392,006
Accrued interest payable                                                  614,423                  590,581
Accrued expenses and other liabilities                                    866,749                  578,626
                                                                  ---------------          ---------------
     Total liabilities                                                118,490,083              112,136,635

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                           --                       --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                    --                       --
Additional paid-in capital                                             14,100,870               14,100,870
Retained earnings                                                      14,065,180               13,831,012
Unearned employee stock ownership plan shares                          (1,289,260)              (1,354,006)
Unearned recognition and retention plan shares                           (390,072)                (434,692)
Treasury stock, at cost - 619,188 shares at September 30, 2002
  and 599,188 shares at June 30, 2002                                  (6,447,296)              (6,186,296)
Accumulated other comprehensive income                                    445,054                  187,613
                                                                  ---------------          ---------------
     Total shareholders' equity                                        20,484,476               20,144,501
                                                                  ---------------          ---------------

         Total liabilities and shareholders' equity               $   138,974,559          $   132,281,136
                                                                  ===============          ===============


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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                Three Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                          2002                      2001
                                                                          ----                      ----
Interest income
     Loans, including fees                                         $     2,215,443          $     2,170,252
     Securities                                                            197,812                  229,959
     Dividends on Federal Home Loan Bank stock and other                    23,445                   27,073
                                                                   ---------------          ---------------
         Total interest income                                           2,436,700                2,427,284

Interest expense
     Deposits                                                              581,553                  759,007
     Federal Home Loan Bank advances                                       455,833                  427,685
                                                                   ---------------          ---------------
         Total interest expense                                          1,037,386                1,186,692
                                                                   ---------------          ---------------

Net interest income                                                      1,399,314                1,240,592

Provision for loan losses                                                   30,000                   15,000
                                                                   ---------------          ---------------

Net interest income after provision for loan losses                      1,369,314                1,225,592

Noninterest income
     Service charges and other fees                                         75,290                   74,746
     Net gains on sales of loans                                              --                     12,270
     Earnings from Coshocton County Title Agency                            30,651                     --
     Other                                                                  26,638                   28,740
                                                                   ---------------          ---------------
         Total noninterest income                                          132,579                  115,756

Noninterest expense
     Salaries and employee benefits                                        515,069                  469,574
     Occupancy and equipment                                                77,916                   57,377
     State franchise taxes                                                  43,500                   36,200
     Computer processing                                                    46,773                   35,969
     Legal, audit and supervisory exam fees                                 50,644                   48,963
     Director fees                                                          22,060                   20,800
     Other                                                                 103,210                  115,455
                                                                   ---------------          ---------------
         Total noninterest expense                                         859,172                  784,338
                                                                   ---------------          ---------------

Income before income taxes                                                 642,721                  557,010
Income tax expense                                                         216,900                  191,900
                                                                   ---------------          ---------------

Net income                                                                 425,821                  365,110

Other comprehensive income, net of tax                                     257,441                  237,705
                                                                   ---------------          ---------------

Comprehensive income                                               $       683,262          $       602,815
                                                                   ===============          ===============

Basic earnings per common share                                    $           .29          $           .25
                                                                   ===============          ===============

Diluted earnings per common share                                  $           .28          $           .24
                                                                   ===============          ===============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------




                                            Additional                       Unearned       Unearned
                                              Paid-In       Retained           ESOP           RRP          Treasury
                                              Capital       Earnings          Shares         Shares          Shares
                                           ------------   ------------    ------------    ------------    ------------

Balance at July 1, 2001                    $ 14,083,151   $ 13,314,599    $ (1,619,532)   $   (616,545)   $ (5,841,263)

Net income for the period                          --          365,110            --              --              --

Cash dividend - $.115 per share                    --         (176,745)           --              --              --

Commitment to release 6,270 ESOP
  shares                                           --             (441)         66,276            --              --

Compensation expense with respect to
  recognition and retention plan                   --             (924)           --            47,517            --

Purchase of 11,900 treasury shares                 --             --              --              --          (126,085)

Change in fair value of securities
  available for sale, net of tax effects           --             --              --              --              --
                                           ------------   ------------    ------------    ------------    ------------

Balance at September 30, 2001              $ 14,083,151   $ 13,501,599    $ (1,553,256)   $   (569,028)   $ (5,967,348)
                                           ============   ============    ============    ============    ============

                                              Accumulated
                                                  Other
                                             Comprehensive
                                              Income (Loss)      Total
                                              ------------    ------------

Balance at July 1, 2001                       $     11,905    $ 19,332,315

Net income for the period                             --           365,110

Cash dividend - $.115 per share                       --          (176,745)

Commitment to release 6,270 ESOP
  shares                                              --            65,835

Compensation expense with respect to
  recognition and retention plan                      --            46,593

Purchase of 11,900 treasury shares                    --          (126,085)

Change in fair value of securities
  available for sale, net of tax effects           237,705         237,705
                                              ------------    ------------

Balance at September 30, 2001                 $    249,610    $ 19,744,728
                                              ============    ============

--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
      CONSOLIDATEDSTATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------




                                            Additional                      Unearned         Unearned
                                              Paid-In       Retained          ESOP              RRP         Treasury
                                              Capital        Earnings        Shares           Shares         Shares
                                           ------------   ------------    ------------    ------------    ------------

Balance at July 1, 2002                    $ 14,100,870   $ 13,831,012    $ (1,354,006)   $   (434,692)   $ (6,186,296)

Net income for the period                          --          425,821            --              --              --

Cash dividend - $.135 per share                    --         (205,484)           --              --              --

Commitment to release 6,125 ESOP
  shares                                           --           14,754          64,746            --              --

Compensation expense with respect to
  recognition and retention plan                   --             (923)           --            44,620            --

Purchase of 20,000 treasury shares                 --             --              --              --          (261,000)

Change in fair value of securities
  available for sale, net of tax effects           --             --              --              --              --
                                           ------------   ------------    ------------    ------------    ------------

Balance at September 30, 2002              $ 14,100,870   $ 14,065,180    $ (1,289,260)   $   (390,072)   $ (6,447,296)
                                           ============   ============    ============    ============    ============

                                               Accumulated
                                                  Other
                                              Comprehensive
                                                 Income           Total
                                              ------------    ------------

Balance at July 1, 2002                       $    187,613    $ 20,144,501

Net income for the period                             --           425,821

Cash dividend - $.135 per share                       --          (205,484)

Commitment to release 6,125 ESOP
  shares                                              --            79,500

Compensation expense with respect to
  recognition and retention plan                      --            43,697

Purchase of 20,000 treasury shares                    --          (261,000)

Change in fair value of securities
  available for sale, net of tax effects           257,441         257,441
                                              ------------    ------------

Balance at September 30, 2002                 $    445,054    $ 20,484,476
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                                    -------------
                                                                                            2002                      2001
                                                                                            ----                      ----
Cash flows from operating activities
     Net income                                                                    $       425,821          $       365,110
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                       40,200                   30,000
         Securities amortization and accretion                                               2,573                   (1,418)
         Provision for loan losses                                                          30,000                   15,000
         FHLB stock dividends                                                              (23,200)                 (32,200)
         Compensation expense on ESOP shares                                                79,500                   65,835
         Compensation expense on RRP shares                                                 43,697                   46,593
         Net change in accrued interest receivable and other assets                        (47,030)                  16,756
         Net change in accrued expenses and other liabilities                              179,344                    1,193
         Net change in deferred loan fees                                                    1,802                    6,167
                                                                                   ---------------          ---------------
              Net cash from operating activities                                           732,707                  513,036

Cash flows from investing activities Securities available for sale:
         Purchases                                                                      (5,095,801)                    --
     Mortgage-backed securities available for sale:
         Proceeds from maturities and principal paydowns                                   764,761                  600,387
     Net change in loans                                                                (3,765,329)              (3,156,489)
     Premises and equipment expenditures                                                   (33,400)                 (28,752)
                                                                                   ---------------          ---------------
         Net cash from investing activities                                             (8,129,769)              (2,584,854)

Cash flows from financing activities
     Net change in deposits                                                               (140,008)               2,632,096
     Net change in short-term FHLB advances                                              2,625,000                  550,000
     Proceeds from long-term FHLB advances                                              10,000,000                2,000,000
     Maturities of long-term FHLB advances                                              (4,051,503)              (2,000,000)
     Cash dividends paid                                                                  (205,484)                (176,745)
     Purchase of treasury stock                                                           (261,000)                (126,085)
                                                                                   ---------------          ---------------
         Net cash from financing activities                                              7,967,005                2,879,266
                                                                                   ---------------          ---------------

Net change in cash and cash equivalents                                                    569,943                  807,448

Cash and cash equivalents at beginning of period                                         2,931,785                2,598,068
                                                                                   ---------------          ---------------

Cash and cash equivalents at end of period                                         $     3,501,728          $     3,405,516
                                                                                   ===============          ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                                  $     1,013,544          $     1,191,190
         Income taxes                                                                         --                    150,000




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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2002. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2002, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly owned subsidiaries, The Home Loan Savings Bank ("Bank"), a state-chartered stock savings and loan association, and Home Loan Financial Services, Inc., an Ohio corporation providing insurance and investment services. HLFC also acquired a 33% ownership interest in Coshocton County Title Agency, which is accounted for under the equity method of accounting. These entities are together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

The Bank provides financial services through its main and branch offices in Coshocton, Ohio and a branch office in West Lafayette, Ohio. The Bank's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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


--------------------------------------------------------------------------------

                                   (Continued)
                                                                              8.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation was required to adopt this Statement on July 1, 2002. The adoption of this Statement did not have an impact on the Corporation's financial statements, because the Corporation does not have any intangible assets.

The FASB issued SFAS No. 143, "Asset Retirement Obligations." The provisions of this standard apply to asset retirements beginning July 1, 2002. The adoption of this standard did not have an impact on the Corporation's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amends SFAS No. 121 by addressing business segments accounted for as discontinued operations under Accounting Principles Board Opinion No. 30. This Statement was effective July 1, 2002 and did not have an impact on the Corporation's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The Corporation does not believe this statement will have a material effect on its financial position or results of operations as the Corporation does not have any unidentified intangible assets.





--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at September 30, 2002 and June 30, 2002 were as follows.

                                                                  Gross             Gross
                                                Fair           Unrealized        Unrealized
                                                Value             Gains            Losses
                                                -----             -----            ------
September 30, 2002
------------------
Securities available for sale
     U.S. Government agencies                $2,044,925        $   44,213        $         --
     Obligations of state and
       political subdivisions                 5,345,449           251,944                  --
                                             ----------        ----------        --------------

                                             $7,390,374        $  296,157        $         --
                                             ==========        ==========        ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                $9,088,655        $  378,167        $         --
                                             ==========        ==========        ==============

June 30, 2002
-------------
Securities available for sale
     U.S. Government agencies                $2,022,390        $   20,582        $         --
     Obligations of state and
       political subdivisions                 2,391,126              --                    --
                                             ----------        ----------        --------------

                                             $4,413,516        $   20,582        $         --
                                             ==========        ==========        ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                $9,738,990        $  263,680        $         --
                                             ==========        ==========        ==============


Contractual maturities of securities at September 30, 2002, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.
                                                              Estimated
                                                                 Fair
                                                                 Value
                                                                 -----

          Due in one year or less                             $      --
          Due after one year through five years                 2,044,925
          Due after five years through ten years                1,447,239
          Due after ten years                                   3,898,210
          Mortgage-backed securities                            9,088,655
                                                              -----------

                                                              $16,479,029
                                                              ===========

No securities were sold during the three months ended September 30, 2002 or 2001. At September 30, 2002 and June 30, 2002, securities with a carrying value of $1,016,150 and $1,008,050 were pledged to secure public funds.





--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans at September 30, 2002 and June 30, 2002 were as follows.

                                                                   September 30,             June 30,
                                                                       2002                    2002
                                                                       ----                    ----
     Residential real estate loans:
              1 - 4 family                                       $  76,473,298            $  74,941,984
              Multi-family                                             344,451                  346,933
              Home equity                                            4,137,786                4,005,457
          Nonresidential real estate                                10,535,134               10,549,897
          Real estate construction                                   3,640,893                3,096,990
          Land                                                       2,479,278                1,357,999
                                                                 -------------            -------------
              Total real estate loans                               97,610,840               94,299,260
          Commercial loans                                           4,317,120                4,005,222
          Consumer and other loans:
              Home improvement                                       4,107,356                4,320,019
              Automobile                                             4,723,172                5,127,570
              Deposit                                                  233,408                  312,097
              Credit card                                              503,294                  543,006
              Other                                                  5,526,470                4,574,437
                                                                 -------------            -------------
                   Total consumer and other loans                   15,093,700               14,877,129
                                                                 -------------            -------------
          Total loans                                              117,021,660              113,181,611
          Less:
              Allowance for loan losses                               (501,144)                (499,467)
              Loans in process                                      (1,598,801)              (1,495,758)
              Net deferred loan fees and costs                        (171,108)                (169,306)
                                                                 -------------            -------------

                                                                 $ 114,750,607            $ 111,017,080
                                                                 =============            =============

Activity in the allowance for loan losses was as follows.

                                                                        Three Months Ended
                                                                           September 30,
                                                                           -------------
                                                                         2002            2001
                                                                         ----            ----

          Balance at beginning of period                         $     499,467            $     462,292
          Provision for losses                                          30,000                   15,000
          Charge-offs                                                  (28,383)                 (17,587)
          Recoveries                                                        60                    8,990
                                                                 -------------            -------------

          Balance at end of period                               $     501,144            $     468,695
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

--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $915,000 and $1,311,000 at September 30, 2002 and June 30, 2002, respectively. The Corporation had no nonaccrual loans at September 30, 2002 or June 30, 2002. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

As of September 30, 2002 and June 30, 2002 and for the three months ended September 30, 2002 and 2001, loans required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114 were not material.


NOTE 4 - FHLB ADVANCES

At September 30, 2002, the Bank had a cash management line of credit enabling it to borrow up to $10,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $2,625,000 at September 30, 2002. No borrowings were outstanding on this line of credit at June 30, 2002. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at September 30, 2002. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $39,006,000, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and $46,719,790 of qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.





--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


NOTE 4 - FHLB ADVANCES (Continued)

At period-end, advances from the FHLB were as follows.

                                                                                      September 30,             June 30,
                                                                                          2002                   2002
                                                                                          ----                   ----

         Cash management line of credit, 2.03% at
            September 30, 2002                                                     $   2,625,000            $        --
          Fixed-rate advance, 6.77%, due September 2002                                     --                  2,000,000
          Fixed-rate advance, 3.64%, due September 2002                                     --                  2,000,000
          Fixed-rate advance, 3.62%, due March 2007                                    2,000,000                     --
          Convertible, fixed-rate advance until September 2001,
            5.37%, due March 2004                                                     10,000,000               10,000,000
          Convertible, fixed-rate advance until June 2003, 5.66%,
            due June 2008                                                              1,000,000                1,000,000
          Convertible, fixed-rate advance until September 2003, 5.18%,
            due September 2008                                                         2,000,000                2,000,000
          Convertible, fixed-rate advance until March 2004, 5.66%,
            due March 2009                                                             4,000,000                4,000,000
          Convertible, fixed-rate advance until September 2001,
            6.23%, due March 2010                                                      1,000,000                1,000,000
          Convertible, fixed-rate advance until September 2001,
            6.11%, due March 2010                                                      4,000,000                4,000,000
          Convertible, fixed-rate advance until July 2004,
            4.39%, due July 2012                                                       5,000,000                     --
          Select payment mortgage matched advance 3.89%
            due September 2012                                                         1,500,000                     --
          Select payment mortgage matched advance, 10% annual
            prepayment, 3.78%, due September 2017                                      1,500,000                     --
          Select payment mortgage matched advance, 10% annual
            prepayment, 4.63%, due January 2012                                          473,369                  483,452
          Select payment mortgage matched advance, 5% annual
            prepayment, 4.90%, due January 2012                                          473,729                  483,681
          Select payment mortgage matched advance, 5% annual
            prepayment, 4.99%, due February 2012                                         477,165                  487,033
          Select payment mortgage matched advance, 10% annual
            prepayment, 4.72%, due February 2012                                         476,849                  486,849
          Select payment mortgage matched advance, 15% annual
            prepayment, 4.72%, due May 2012                                              316,452                  322,876
          Select payment mortgage matched advance, 10% annual
            prepayment, 5.50%, due May 2022                                              307,134                  309,288
          Select payment mortgage matched advance, 10% annual
            prepayment, 4.85%, due May 2012                                              126,604                  129,156
          Select payment mortgage matched advance, 5% annual
            prepayment, 5.32%, due July 2022                                              99,530                  100,000
                                                                                   -------------            -------------

                                                                                   $  37,375,832            $  28,802,335
                                                                                   =============            =============

--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


NOTE 4 - FHLB ADVANCES (Continued)

At year-end, the scheduled maturities of advances from the FHLB were as follows.

     Period ended September 30, 2003                        $    3,401,628
                                2004                            10,707,368
                                2005                               646,884
                                2006                               594,166
                                2007                             2,548,331
                                thereafter                      19,477,455
                                                            --------------

                                                            $   37,375,832
                                                            ==============


NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of September 30, 2002.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2002 and June 30, 2002 follows.


                                                                   September 30,        June 30,
                                                                       2002               2002
                                                                       ----               ----

Lines of credit-variable rate                                   $     3,735,000    $    4,085,000
1-4 family residential real estate-variable rate                      1,883,000           167,000
1-4 family residential real estate-fixed rate                         1,281,000           844,000
Commercial real estate-variable rate                                    295,000           560,000
Commercial real estate-fixed rate                                        67,000                --
Credit card arrangements-fixed rate                                   1,461,000         1,387,000


The interest rate on fixed-rate commitments ranged from 5.375% to 8.50% at September 30, 2002 and ranged from 6.75% to 13.90% at June 30, 2002. The interest rates on variable rate commitments ranged from 4.50% to 7.25% at September 30, 2002 and 5.25% to 18.99% at June 30, 2002.



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

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                                                  Three Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                              2002                     2001
                                                                              ----                     ----
Basic
     Net income                                                         $       425,821       $       365,110
                                                                        ===============       ===============

     Weighted average common shares outstanding                               1,635,367             1,682,678
     Less:  Average unallocated ESOP shares                                    (124,620)             (149,667)
     Less:  Average nonvested RRP shares                                        (32,049)              (46,073)
                                                                        ---------------       ---------------
     Average shares                                                           1,478,698             1,486,938
                                                                        ===============       ===============

     Basic earnings per common share                                    $           .29       $           .25
                                                                        ===============       ===============

Diluted
     Net income                                                         $       425,821       $       365,110
                                                                        ===============       ===============

     Weighted average common shares outstanding
       for basic earnings per common share                                    1,478,698             1,486,938
     Add:  Dilutive effects of average nonvested RRP shares,
       net of tax benefits                                                           52                  --
     Add:  Dilutive effects of assumed exercises of stock options                51,530                44,852
                                                                        ---------------       ---------------
     Average shares and dilutive potential
       common shares                                                          1,530,280             1,531,790
                                                                        ===============       ===============

     Diluted earnings per common share                                  $           .28       $           .24
                                                                        ===============       ===============

Unearned RRP shares did not have a dilutive effect on earnings per share for the three months ended September 30, 2001, as the fair value of the RRP shares on the date of grant was greater than the average market price for the period.


NOTE 7 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                              2002                   2001
                                                                              ----                   ----
Unrealized holding gains on
  available-for-sale securities                                         $       390,062       $       360,158
Tax effect                                                                     (132,621)             (122,453)
                                                                        ---------------       ---------------

Other comprehensive income                                              $       257,441       $       237,705
                                                                        ===============       ===============

--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2002 compared to June 30, 2002, and the consolidated results of operations for the three months ended September 30, 2002 compared with the same period in 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at September 30, 2002 were $139.0 million compared to $132.3 million at June 30, 2002, an increase of $6.7 million, or 5.1%. The increase in total assets was primarily in loans, which increased $3.7 million, and securities available for sale, which increased $3.0 million.

Securities available for sale increased from $4.4 million at June 30, 2002 to $7.4 million at September 30, 2002. To leverage excess capital, the Corporation continued to invest in obligations of state and political subdivisions and purchased an additional $2.7 million during the quarter ended September 30, 2002. Mortgage-backed securities, which totaled $9.7 million at June 30, 2002, declined $650,000 to $9.1 million due to the normal principal paydowns.

Loan growth, which totaled $3.7 million, occurred primarily in real estate loans, and in particular, in one- to four-family residential real estate loans and loans secured by land. The growth was due to competitive pricing within the current low interest rate environment. Management elected to portfolio the one- to four-family residential real estate loans and fund them with select-payment mortgage matched advances from the Federal Home Loan Bank, which provides a similar repayment stream. Commercial and consumer and other loans had modest increases since June 30, 2002.


--------------------------------------------------------------------------------

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Total deposits decreased $140,000, from $79.8 million at June 30, 2002, to $79.6 million at September 30, 2002. Noninterest-bearing demand accounts decreased by $712,000 and NOW and money market accounts decreased by $415,000. These declines were significantly offset by increases of $163,000 in savings accounts and $826,000 in certificates of deposit. The activity during the quarter reversed a trend that had occurred throughout fiscal 2002 where customers were moving funds out of certificates of deposit into transaction accounts. As a result of the shift in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 50.0% at June 30, 2002 to 51.1% at September 30, 2002. Almost all certificates of deposit mature in less than three years, with the majority maturing in the next year.

Federal Home Loan Bank ("FHLB") advances totaled $37.4 million at September 30, 2002, compared to $28.8 million at June 30, 2002, an increase of $8.6 million. The Corporation utilized the additional advances to fund loan growth and purchase obligations of state and political subdivisions that are classified as available for sale. At September 30, 2002, $2.6 million was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. No borrowings were outstanding under the line of credit at June 30, 2002. During the quarter ended September 30, 2002, two $2.0 million, fixed-rate advances matured. The Corporation added a $2.0 million, fixed-rate advance, a $5.0 million fixed-rate convertible advance and two $1.5 million select pay mortgage-matched advances.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

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

Net income was $425,821 for the three months ended September 30, 2002, compared to $365,110 for the three months ended September 30, 2001. The increase in net income for the three months ended September 30, 2002 was the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $1,399,314 for the three months ended September 30, 2002, compared to $1,240,592 for the three months ended September 30, 2001, representing an increase of $158,722, or 12.8%. The change in net interest income is attributable to an increase in average interest-earning assets and an increase in the net interest margin from 4.13% for the three months ended September 30, 2001 to 4.26% for the three months ended September 30, 2002.


--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Interest and fees on loans increased $45,191, or 2.1%, from $2,170,252 for the three months ended September 30, 2001 to $2,215,443 for the three months ended September 30, 2002. The increase was due to a higher average balance of loans resulting from strong loan demand partially offset by a decline in yield on loans.

Interest earned on securities totaled $197,812 for the three months ended September 30, 2002, compared to $229,959 for the three months ended September 30, 2001. The decrease was a result of a lower average balance of securities combined with a decline in the yield on securities.

Interest expense on deposits decreased $177,454 from $759,007 for the three months ended September 30, 2001, to $581,553 for the three months ended September 30, 2002. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $455,833 for the three months ended September 30, 2002, compared to $427,685 for the three months ended September 30, 2001. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and purchase obligations of state and political subdivisions.

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

The provision for loan losses for the three months ended September 30, 2002 and September 30, 2001 totaled $30,000 and $15,000, respectively. The allowance for loan losses totaled $501,000 or .43% of gross loans, at September 30, 2002, compared to $499,000, or 0.45% of gross loans, at June 30, 2002. Nonperforming loans have decreased from $1.3 million at June 30, 2002 to $915,000 primarily due to two large loans totaling approximately $733,000 being brought current. The Corporation has not experienced significant charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.



--------------------------------------------------------------------------------

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


For the three months ended September 30, 2002, noninterest income totaled $132,579 compared to $115,756 for the three months ended September 30, 2001. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in Coshocton County Title Agency ("CCTA"). CCTA was formed in June 2002 by the Corporation, another financial institution in Coshocton and a local Coshocton law firm to provide title insurance on properties. The Corporation's income from its ownership of CCTA during the three months ended September 30, 2002 is the result of the high level of loan refinance activity in this current low interest rate environment. The prior three month period included gains on the sale of mortgage loans. The Corporation sold fixed-rate 1-4 family mortgage loans on the secondary market for part of the last fiscal year. However, beginning in the fourth quarter of fiscal 2002, management elected to stop selling the one- to four-family residential real estate loans and portfolio them using select-payment mortgage matched advances from the Federal Home Loan Bank, which provides a similar repayment stream, as a funding source.

Noninterest expense totaled $859,172 for the three months ended September 30, 2002, compared to $784,338 for the same period in 2001. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment, state franchise taxes and computer processing. Salaries and employee benefits expense increased $45,495, or 9.7% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to last year. Occupancy and equipment expense increased $20,539, or 35.8%, as a result of increases in depreciation and maintenance contracts related to the Corporation's change of data processing vendors in February 2002. The increase in computer processing was also due to the Corporation's change in core data processors and the additional features of the new system. State franchise taxes increased because of the higher capital levels of the Bank.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and, for the current period, tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $216,900 for the three months ended September 30, 2002, compared to $191,900 for the three months ended September 30, 2001. The effective tax rate was 33.7% for the three months ended September 30, 2002, compared to 34.5% for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2001 and 2000.

                                                                            Three Months
                                                                        Ended September 30,
                                                                        -------------------
                                                                    2002                  2001
                                                                    ----                  ----
                                                                            (Dollars in thousands)
Net income                                                      $         426          $         365
Adjustments to reconcile net income to net cash from
  operating activities                                                    307                    148
                                                                -------------          -------------
Net cash from operating activities                                        733                    513
Net cash from investing activities                                     (8,130)                (2,585)
Net cash from financing activities                                      7,967                  2,879
                                                                -------------          -------------
Net change in cash and cash equivalents                                   570                    807
Cash and cash equivalents at beginning of period                        2,932                  2,598
                                                                -------------          -------------

Cash and cash equivalents at end of period                      $       3,502          $       3,405
                                                                =============          =============

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

At September 30, 2002, the Corporation had commitments to originate variable and fixed-rate residential and commercial real estate mortgage loans totaling $3,526,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At September 30, 2002, and June 30, 2002, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 2002 and June 30, 2002. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

At September 30, 2002 and June 30, 2002, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                                To Be
                                                                                           Well Capitalized
                                                                  For Capital          Under Prompt Corrective
                                        Actual                 Adequacy Purposes          Action Regulations
                                 Amount        Ratio         Amount        Ratio          Amount       Ratio
                                 ------        -----         ------        -----          ------       -----
                                                             (Dollars in thousands)
September 30, 2002
------------------
Total capital (to risk-
  weighted assets)             $ 17,081        20.3%       $  6,725         8.0%        $  8,406        10.0 %
Tier 1 (core) capital (to
  risk-weighted assets)          16,580        19.7           3,362         4.0            5,043         6.0
Tier 1 (core) capital (to
  adjusted total assets)         16,580        12.0           5,531         4.0            6,914         5.0
Tangible capital (to
  adjusted total assets)         16,580        12.0           2,074         1.5             N/A

June 30, 2002
--------------
Total capital (to risk-
  weighted assets)             $ 16,524        20.4%       $  6,492         8.0%        $  8,115        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)          16,025        19.7           3,246         4.0            4,869         6.0
Tier 1 (core) capital (to
  adjusted total assets)         16,025        12.1           5,278         4.0            6,598         5.0
Tangible capital (to
adjusted total assets)           16,025        12.1           1,979         1.5             N/A





--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


Within the 90-day period prior to the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Corporation evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in this report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Corporation's internal control or in other factors that could significantly affect its internal control.
















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

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None

Item 2.    Changes in Securities
           ---------------------
           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           The Annual Meeting of the Shareholders of the Corporation was held on October 8, 2002. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2003:

                                                FOR            WITHHELD
                                                ---            --------
           Neal J. Caldwell                   1,253,636           5,290
           Robert C. Hamilton                 1,254,036           4,890
           Robert D. Mauch                    1,254,036           4,890
           Douglas L. Randles                 1,255,036           3,890
           Marion M. Sutton                   1,253,836           5,090

           At the Annual Meeting, the shareholders also voted to ratify the selection of Crowe, Chizek and Company LLP as the auditors of the Corporation for the current fiscal year, with the following votes being cast:

                             FOR             AGAINST            ABSTAIN
                             ---             -------            -------
                          1,255,060            3,717                149

Item 5.    Other Information
           -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) No current reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2002.



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




Date:   November 7, 2002               /s/ Robert C. Hamilton
      --------------------------       ----------------------------------------
                                       Robert C. Hamilton
                                       President and Chief Executive Officer





Date:   November 7, 2002               /s/ Preston W. Bair
      --------------------------       ----------------------------------------
                                       Preston W. Bair
                                       Secretary, Treasurer and Chief
                                       Financial Officer














--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Robert C. Hamilton, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Home Loan Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002
      ---------------------------

/s/ Robert C. Hamilton
---------------------------------
Robert C. Hamilton
President and Chief Executive Officer







--------------------------------------------------------------------------------

                                                                             24.

                         HOME LOAN FINANCIAL CORPORATION
                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Preston W. Bair, certify that:

       1) I have reviewed this quarterly report on Form 10-QSB of Home Loan Financial Corporation;

       2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002
      ---------------------------

/s/ Preston W. Bair
---------------------------------
Preston W. Bair
Secretary, Treasurer and Chief Financial Officer






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

  11         Statement Regarding Computation of      See Note 6 to the consolidated financial statements.
             Earnings per Share

  99.1       Certification of the Chief Executive
             Officer Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002

  99.2       Certification of the Chief Financial
             Officer Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002

















--------------------------------------------------------------------------------