Form 10QSB
period 2002-12-31
HOME LOAN FINANCIAL CORP
filed 2003-02-14
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 2002

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

                     401 Main Street, Coshocton, Ohio 43812
                    (Address of principal executive offices)

                                 (740) 622-0444
                           (Issuer's telephone number)

As of February 7, 2003 the latest practical date, 1,642,745 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes            No      X
      -----         ------


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX

                                                                                               Page
                                                                                       ----
PART I -FINANCIAL INFORMATION

        Item 1. Condensed Financial Statements (Unaudited)

           Consolidated Balance Sheets..............................................     3

           Consolidated Statements of Income and Comprehensive Income...............     4

           Consolidated Statements of Changes in Shareholders' Equity...............     5

           Consolidated Statements of Cash Flows....................................     7

           Notes to Consolidated Financial Statements...............................     8

        Item 2. Management's Discussion and Analysis................................    16

        Item 3. Controls and Procedures.............................................    23


Part II - Other Information

        Item 1. Legal Proceedings...................................................    24

        Item 2. Changes in Securities...............................................    24

        Item 3. Defaults Upon Senior Securities.....................................    24

        Item 4. Submission of Matters to a Vote of Security Holders.................    24

        Item 5. Other Information...................................................    24

        Item 6. Exhibits and Reports on Form 8-K....................................    24

SIGNATURES .........................................................................    25

CERTIFICATIONS......................................................................    26

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                                  December 31,       June 30,
                                                                      2002             2002
                                                                      ----             ----
ASSETS
Cash and due from financial institutions                       $    2,421,540    $   2,716,138
Interest-bearing deposits in other financial institutions             110,774          215,647
                                                               --------------    -------------
    Total cash and cash equivalents                                 2,532,314        2,931,785
Securities available for sale                                       7,287,489        4,413,516
Mortgage-backed securities available for sale                       7,593,497        9,738,990
Federal Home Loan Bank stock                                        2,120,700        1,927,100
Loans, net                                                        118,218,166      111,017,080
Premises and equipment, net                                         1,209,404        1,278,592
Accrued interest receivable                                           682,769          651,707
Other assets                                                          359,998          322,366
                                                               --------------    -------------

        Total assets                                           $  140,004,337    $ 132,281,136
                                                               ==============    =============


LIABILITIES
Deposits                                                       $   80,699,491    $  79,773,087
Federal Home Loan Bank advances                                    37,409,874       28,802,335
Due to broker on security purchases                                        --        2,392,006
Accrued interest payable                                              632,685          590,581
Accrued expenses and other liabilities                                604,618          578,626
                                                               --------------    -------------
    Total liabilities                                             119,346,668      112,136,635

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                         --               --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                  --               --
Additional paid-in capital                                         14,133,466       14,100,870
Retained earnings                                                  14,277,780       13,831,012
Unearned employee stock ownership plan shares                      (1,219,229)      (1,354,006)
Unearned recognition and retention plan shares                       (345,452)        (434,692)
Treasury stock, at cost - 629,805 shares at December 31, 2002
  and 599,188 shares at June 30, 2002                              (6,575,526)      (6,186,296)
Accumulated other comprehensive income                                386,630          187,613
                                                               --------------    -------------
    Total shareholders' equity                                     20,657,669       20,144,501
                                                               --------------    -------------

        Total liabilities and shareholders' equity             $  140,004,337    $ 132,281,136
                                                               ==============    =============

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                              Three Months Ended         Six Months Ended
                                                   December,                 December,
                                            ---------------------   -----------------------
                                               2002         2001        2002         2001
                                               ----         ----        ----         ----
Interest income
    Loans, including fees                   $2,266,619  $2,173,254   $4,482,062  $4,343,506
    Securities                                 195,256     218,628      393,068     448,587
    Dividends on FHLB stock and other           24,150      28,578       47,595      55,651
                                            ----------  ----------   ----------  ----------
        Total interest income                2,486,025   2,420,460    4,922,725   4,847,744

Interest expense
    Deposits                                   544,381     685,019    1,125,934   1,444,026
    FHLB advances                              465,346     394,848      921,179     822,533
                                            ----------  ----------   ----------  ----------
        Total interest expense               1,009,727   1,079,867    2,047,113   2,266,559
                                            ----------  ----------   ----------  ----------

Net interest income                          1,476,298   1,340,593    2,875,612   2,581,185
Provision for loan losses                       65,000      50,000       95,000      65,000
                                            ----------  ----------   ----------  ----------

Net interest income after provision for
    loan losses                              1,411,298   1,290,593    2,780,612   2,516,185

Noninterest income
    Service charges and other fees              71,438      83,928      146,728     158,674
    Net gains on sales of loans                 14,952       5,328       14,952      17,598
    Earnings from Coshocton County
      Title Agency                              69,235          --       99,886          --
    Other                                       44,025      34,464       70,663      63,204
                                            ----------  ----------   ----------  ----------
        Total noninterest income               199,650     123,720      332,229     239,476

Noninterest expense
    Salaries and employee benefits             537,022     480,343    1,052,091     949,917
    Occupancy and equipment                     78,242      66,414      156,158     123,791
    State franchise taxes                       43,500      36,000       87,000      72,200
    Computer processing                         51,096      36,410       97,869      72,379
    Legal, audit and supervisory exam fees      45,225      47,275       95,869      96,238
    Director fees                               22,060      22,040       44,120      42,840
    Other                                      104,118     140,789      207,328     256,244
                                            ----------  ----------   ----------  ----------
        Total noninterest expense              881,263     829,271    1,740,435   1,613,609
                                            ----------  ----------   ----------  ----------

Income before income taxes                     729,685     585,042    1,372,406   1,142,052
Income tax expense                             245,300     200,500      462,200     392,400
                                            ----------  ----------   ----------  ----------

Net income                                     484,385     384,542      910,206     749,652

Other comprehensive income (loss), net of tax  (58,424)   (137,398)   199,017       100,307
                                            ----------  ----------   ----------  ----------

Comprehensive income                        $  425,961  $  247,144   $1,109,223  $  849,959
                                            ==========  ==========   ==========  ==========

Basic earnings per common share             $     0.33  $     0.26   $     0.62  $     0.51
                                            ==========  ==========   ==========  ==========

Diluted earnings per common share           $     0.32  $     0.25   $     0.59  $     0.49
                                            ==========  ==========   ==========  ==========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Six Months Ended December 31, 2002 and 2001
                                 (Unaudited)

--------------------------------------------------------------------------------


                                                                                                         Accumulated
                                       Additional                  Unearned     Unearned                    Other
                                         Paid-In    Retained         ESOP          RRP       Treasury   Comprehensive
                                         Capital    Earnings        Shares       Shares       Shares    Income (Loss)       Total
                                         -------    --------        ------       ------       ------    -------------       -----
Balance at July 1, 2001              $ 14,083,151 $ 13,314,599  $ (1,619,532)  $ (616,545)   (5,841,263)   $   11,905   $19,332,315

Net income for the period                      --      749,652            --           --            --            --       749,652

Cash dividend - $.23 per share                 --     (350,857)           --           --            --            --      (350,857)

Commitment to release 12,540 ESOP
  shares                                       --         (882)      132,552           --            --            --       131,670

Compensation expense with respect to
  recognition and retention plan               --       (1,848)           --       95,034            --            --        93,186

Purchase of 39,330 treasury shares             --           --            --           --      (418,868)           --      (418,868)

Exercise of 5,000 stock options                        (32,488)                                  70,938                      38,450

Change in fair value of securities
  available for sale, net
  of tax effects                               --           --            --           --            --       100,307       100,307
                                     ------------ ------------  -------------  -----------  ------------   ----------   -----------
Balance at December 31, 2001         $ 14,083,151 $ 13,678,176  $ (1,486,980)  $ (521,511)  $(6,189,193)   $  112,212   $19,675,855
                                     ============ ============  =============  ===========  ============   ==========   ===========

--------------------------------------------------------------------------------
                                   (Continued)

                                                                              5.



                        HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            (Continued) Six Months Ended December 31, 2002 and 2001
                                  (Unaudited)

--------------------------------------------------------------------------------


                                                                                                            Accumulated
                                       Additional                  Unearned     Unearned                     Other
                                         Paid-In      Retained       ESOP          RRP        Treasury   Comprehensive
                                         Capital      Earnings      Shares       Shares        Shares        Income         Total
                                         -------      --------      ------       ------        ------        ------         -----
Balance at July 1, 2002              $ 14,100,870   $13,831,012  $(1,354,006) $ (434,692)   $(6,186,296)  $ 187,613    $ 20,144,501

Net income for the period                      --       910,206           --          --             --          --         910,206

Cash dividend - $.285 per share                --      (432,160)          --          --             --          --        (432,160)

Commitment to release 12,750 ESOP
  shares                                       --        32,173      134,777          --             --          --         166,950

Compensation expense with respect to
  recognition and retention plan           28,014        (1,846)          --      89,240             --          --         115,408

Purchase of 39,697 treasury shares             --            --           --          --       (520,660)         --        (520,660)

Exercise of 9,080 stocks options            4,582       (61,605)          --          --        131,430          --          74,407

Change in fair value of securities
  available for sale, net of tax
  effects                                      --            --           --          --             --     199,017         199,017
                                     ------------   ------------ ------------ -----------   ------------  ---------    -------------
Balance at December 31, 2002         $ 14,133,466   $14,277,780  $(1,219,229) $ (345,452)   $(6,575,526)  $ 386,630    $ 20,657,669
                                     ============   ============ ============ ===========   ============  =========    =============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                          Six Months Ended
                                                                            December 31,
                                                                         2002           2001
                                                                         ----           ----
Cash flows from operating activities
    Net income                                                    $     910,206   $    749,652
    Adjustments to reconcile net income to net cash
      from operating activities:
        Depreciation                                                     80,400         61,000
        Securities amortization and accretion                             4,954         (1,509)
        Provision for loan losses                                        95,000         65,000
        FHLB stock dividends                                            (46,900)       (57,900)
        Loss on disposal of premises and equipment                       16,523             --
        Gain on sale of other real estate owned                          (5,303)            --
        Compensation expense on ESOP shares                             166,950        131,670
        Compensation expense on RRP shares                               87,394         93,186
        Net change in accrued interest receivable and other
           assets                                                       (48,210)       (19,461)
        Net change in accrued expenses and other liabilities            (34,427)       166,752
        Net change in deferred loan fees                                    341          6,521
                                                                  -------------   ------------
           Net cash from operating activities                         1,226,928      1,194,911

Cash flows from investing activities
    Purchases of securities available for sale                       (5,095,801)            --
    Proceeds from maturities and principal paydowns of
        mortgage-backed securities available for sale                 2,271,900      1,352,568
    Net change in loans                                              (7,358,411)    (5,676,736)
    Purchase of FHLB Stock                                             (146,700)            --
    Premises and equipment expenditures                                 (61,922)      (103,798)
    Proceeds from disposition of premises and equipment                  34,187             --
    Proceeds from sale of other real estate owned                        79,400             --
                                                                  -------------   ------------
        Net cash from investing activities                          (10,277,347)    (4,427,966)

Cash flows from financing activities
    Net change in deposits                                              926,404      4,463,954
    Net change in short-term FHLB advances                            1,450,000       (750,000)
    Proceeds from long-term FHLB advances                            11,300,000      3,000,000
    Repayments of long-term FHLB advances                            (4,142,461)    (2,000,000)
    Cash dividends paid                                                (432,160)      (350,857)
    Purchase of treasury stock                                         (520,660)      (418,868)
    Proceeds from exercise of stock options                              69,825         38,450
                                                                  -------------   ------------
        Net cash from financing activities                            8,650,948      3,982,679
                                                                  -------------   ------------

Net change in cash and cash equivalents                                (399,471)       749,624
    Cash and cash equivalents at beginning of period                  2,931,785      2,598,068
                                                                  -------------   ------------

Cash and cash equivalents at end of period                        $   2,532,314   $  3,347,692
                                                                  =============   ============

Supplemental disclosures of cash flow information
    Interest                                                      $   2,005,009   $  2,255,711
    Income taxes                                                        475,000        295,978

Supplemental noncash disclosure
    Transfer from loans to other real estate owned                       61,984             --

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

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at December 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2002. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2002, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

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

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The adoption of this Statement did not have an impact on the Corporation's financial position or results of operations.

SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the offset of the method used on reported results. The provisions of this statement are effective for annual financial statements for fiscal years ending and interim periods beginning after December 15, 2002. The adoption of this statement will result in more prominent disclosure of the Corporation's stock option plan.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities at December 31, 2002 and June 30, 2002 were as follows.

                                         Estimated        Gross         Gross
                                           Fair        Unrealized    Unrealized
                                           Value          Gains        Losses
                                       ------------   -----------   ------------
December 31, 2002
Securities available for sale
    U.S. Government agencies           $  2,044,740   $    43,373   $         --
    Obligations of state and
      political subdivisions              5,242,749       152,233             --
                                       ------------   -----------   ------------

                                       $  7,287,489   $   195,606   $         --
                                       ============   ===========   ============
Mortgage-backed securities
  available for sale
    U.S. Government agencies           $  7,593,497   $   390,083   $         --
                                       ============   ===========   ============

June 30, 2002
Securities available for sale
    U.S. Government agencies           $  2,022,390   $    20,582   $         --
    Obligations of state and
      political subdivisions              2,391,126            --             --
                                       ------------   -----------   ------------

                                       $  4,413,516   $    20,582   $         --
                                       ============   ===========   ============
Mortgage-backed securities
  available for sale
    U.S. Government agencies           $  9,738,990   $   263,680   $         --
                                       ============   ===========   ============


Contractual maturities of securities at December 31, 2002, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                           Estimated
                                                              Fair
                                                             Value
                                                          ------------
         Due in one year or less                          $  1,015,870
         Due after one year through five years               1,028,870
         Due after five years through ten years              1,671,421
         Due after ten years                                 3,571,328
         Mortgage-backed securities                          7,593,497
                                                          ------------

                                                          $ 14,880,986
                                                          ============

No securities were sold during the three or six months ended December 31, 2002 or 2001. At December 31, 2002 and June 30, 2002, securities with a carrying value of $1,015,870 and $1,008,050 were pledged to secure public funds.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 3 - LOANS

Loans at December 31, 2002 and June 30, 2002 were as follows.

                                                                    December 31,      June 30,
                                                                        2002            2002
                                                                        ----            ----
    Residential real estate loans:
        1 - 4 family                                                $ 79,084,038  $ 74,941,984
        Multi-family                                                     336,626       346,933
        Home equity                                                    4,114,574     4,005,457
    Nonresidential real estate                                        11,134,685    10,549,897
    Real estate construction                                           2,914,933     3,096,990
    Land                                                               2,281,060     1,357,999
                                                                    ------------  ------------
        Total real estate loans                                       99,865,916    94,299,260
    Commercial loans                                                   5,062,336     4,005,222
    Consumer and other loans:
        Home improvement                                               4,155,279     4,320,019
        Automobile                                                     4,321,689     5,127,570
        Deposit                                                          224,608       312,097
        Credit card                                                      526,037       543,006
        Other                                                          6,117,078     4,574,437
                                                                    ------------  ------------
           Total consumer and other loans                             15,344,691    14,877,129
                                                                    ------------  ------------
    Total loans                                                      120,272,943   113,181,611
    Less:
        Allowance for loan losses                                       (507,360)     (499,467)
        Loans in process                                              (1,377,770)   (1,495,758)
        Net deferred loan fees and costs                                (169,647)     (169,306)
                                                                    ------------  ------------

                                                                    $118,218,166  $111,017,080
                                                                    ============  ============

Activity in the allowance for loan losses was as follows.

                                         Three Months Ended              Six Months Ended
                                            December 31,                   December 31,
                                            ------------                   ------------
                                        2002            2001              2002          2001
                                        ----            ----              ----          ----
    Balance at beginning of period   $ 501,144       $ 468,695         $ 499,467     $ 462,292
    Provision for losses                65,000          50,000            95,000        65,000
    Charge-offs                        (60,828)        (43,707)          (89,211)      (61,294)
    Recoveries                           2,044           1,379             2,104        10,369
                                     ---------       ---------         ---------     ---------

    Balance at end of period         $ 507,360       $ 476,367         $ 507,360     $ 476,367
                                     =========       =========         =========     =========


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $276,000 and $1,311,000 at December 31, 2002 and June 30, 2002, respectively. The Corporation had no nonaccrual loans at December 31, 2002 or June 30, 2002. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

As of December 31, 2002 and June 30, 2002 and for the three and six months ended December 31, 2002 and 2001, loans required to be evaluated for impairment on an individual loan basis within the scope of SFAS No. 114 were not material.


NOTE 4 - FHLB ADVANCES

At December 31, 2002, the Bank had a cash management line of credit enabling it to borrow up to $10,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $1,450,000 at December 31, 2002. No borrowings were outstanding on this line of credit at June 30, 2002. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at December 31, 2002. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $42,414,000, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and $46,762,342 of qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 4 - FHLB ADVANCES (Continued)

At period-end, advances from the FHLB were as follows.

                                                             December 31,    June 30,
                                                                 2002          2002
                                                                 ----          ----
        Cash management line of credit, 2.03% at
          December 31, 2002                                  $ 1,450,000   $         --
        Fixed-rate advance, 6.77%, due September 2002                 --      2,000,000
        Fixed-rate advance, 3.64%, due September 2002                 --      2,000,000
        Fixed-rate advance, 3.62%, due March 2007              2,000,000             --
        Convertible, fixed-rate advance until September
          2001, 5.37%, due March 2004                         10,000,000     10,000,000
        Convertible, fixed-rate advance until June 2003,
          5.66%, due June 2008                                 1,000,000      1,000,000
        Convertible, fixed-rate advance until September 2003,
          5.18%, due September 2008                            2,000,000      2,000,000
        Convertible, fixed-rate advance until March 2004,
          5.66%, due March 2009                                4,000,000      4,000,000
        Convertible, fixed-rate advance until September 2001,
          6.23%, due March 2010                                1,000,000      1,000,000
        Convertible, fixed-rate advance until September 2001,
          6.11%, due March 2010                                4,000,000      4,000,000
        Convertible, fixed-rate advance until July 2004,
          4.39%, due July 2012                                 5,000,000             --
        Select payment mortgage matched advance 3.89%
          due October 2012                                     1,479,475             --
        Select payment mortgage matched advance, 10% annual
          prepayment, 3.78%, due October 2017                  1,487,569             --
        Select payment mortgage matched advance, 10% annual
          prepayment, 4.63%, due January 2012                    463,169        483,452
        Select payment mortgage matched advance, 5% annual
          prepayment, 4.90%, due January 2012                    463,655        483,681
        Select payment mortgage matched advance, 5% annual
          prepayment, 4.99%, due February 2012                   467,174        487,033
        Select payment mortgage matched advance, 10% annual
          prepayment, 4.72%, due February 2012                   466,731        486,849
        Select payment mortgage matched advance, 15% annual
          prepayment, 4.72%, due May 2012                        309,952        322,876
        Select payment mortgage matched advance, 10% annual
          prepayment, 5.50%, due May 2022                        304,950        309,288
        Select payment mortgage matched advance, 10% annual
          prepayment, 4.85%, due May 2012                        124,020        129,156
        Select payment mortgage matched advance, 5% annual
          prepayment, 5.32%, due July 2022                        98,817        100,000
        Select payment mortgage matched advance, 5% annual
         prepayment, 3.99% due November 2012                     198,641             --
        Select payment mortgage matched advance, 5% annual
         prepayment, 4.53%, due November 2017                  1,095,721             --
                                                             -----------   ------------

                                                             $37,409,874   $ 28,802,335
                                                             ===========   ============

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - FHLB ADVANCES (Continued)

At year-end, the scheduled maturities of advances from the FHLB were as follows.

    Period ended December 31, 2003                           $ 2,355,020
                           2004                               10,828,991
                           2005                                  762,077
                           2006                                  703,253
                           2007                                2,651,619
                           Thereafter                         20,108,914
                                                             -----------

                                                             $37,409,874
                                                             ===========


NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of December 31, 2002.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2002 and June 30, 2002 follows.


                                                                 December 31,     June 30,
                                                                     2002           2002
                                                                     ----           ----
Lines of credit-variable rate                                  $  4,508,000    $ 4,085,000
1-4 family residential real estate-variable rate                    624,000        167,000
1-4 family residential real estate-fixed rate                       476,000        844,000
Commercial real estate-variable rate                                400,000        560,000
Credit card arrangements-fixed rate                               1,458,000      1,387,000

The interest rate on fixed-rate commitments ranged from 5.625% to 6.250% at December 31, 2002 and ranged from 6.75% to 13.90% at June 30, 2002. The interest rates on variable rate commitments ranged from 4.75% to 18.99% at December 31, 2002 and 5.25% to 18.99% at June 30, 2002.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                            ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                              Three Months Ended          Six Months Ended
                                                 December 31,               December 31,
                                                 ------------               ------------
                                               2002          2001         2002          2001
                                               ----          ----         ----          ----
Basic
    Net income                             $   484,385  $   384,542   $   910,206  $   749,652
                                           ===========  ===========   ===========  ===========

    Weighted average common shares
      outstanding                            1,626,231    1,663,290     1,630,798    1,672,984
    Less:  Average unallocated ESOP shares    (118,245)    (143,397)     (121,307)    (146,532)
    Less:  Average nonvested RRP shares        (28,580)     (42,379)      (30,315)     (44,226)
                                           -----------  -----------   -----------  -----------
    Average shares                           1,479,406    1,477,514     1,479,177    1,482,226
                                           ===========  ===========   ===========  ===========

    Basic earnings per common share        $      0.33  $      0.26   $      0.62  $      0.51
                                           ===========  ===========   ===========  ===========

Diluted
    Net income                             $   484,385  $   384,542   $   910,206  $   749,652
                                           ===========  ===========   ===========  ===========

    Weighted average common shares
      outstanding  for basic earnings per
      common share                           1,479,406    1,477,514     1,479,177    1,482,226
    Add:  Dilutive effects of average
      nonvested RRP shares, net of tax
      benefits                                     542           --           315           --
    Add:  Dilutive effects of assumed
       exercises of stock options               50,390       44,486        51,188       44,675
                                           -----------  -----------   -----------  -----------
    Average shares and dilutive potential
      common shares                          1,530,338    1,522,000     1,530,680    1,526,901
                                           ===========  ===========   ===========  ===========

    Diluted earnings per common share      $      0.32  $      0.25   $      0.59  $      0.49
                                           ===========  ===========   ===========  ===========

Unearned RRP shares did not have a dilutive effect on earnings per share for the three and six months ended December 31, 2001, as the fair value of the RRP shares on the date of grant was greater than the average market price for the period.


NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                              Three Months Ended          Six Months Ended
                                                 December 31,               December 31,
                                                 ------------               ------------
                                               2002          2001         2002          2001
                                               ----          ----         ----          ----
Unrealized holding gains (losses) on
  available-for-sale securities            $   (88,635) $  (208,178)  $   301,427  $   151,980
Tax effect                                      30,211       70,780      (102,410)     (51,673)
                                           -----------  -----------   -----------  -----------

Other comprehensive income (loss)          $   (58,424) $  (137,398)  $   199,017  $   100,307
                                           ===========  ===========   ===========  ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of December 31, 2002 compared to June 30, 2002, and the consolidated results of operations for the three and six months ended December 31, 2002 compared with the same periods in 2001. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


FORWARD LOOKING STATEMENTS

When used in this report or future filings by the Corporation with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

Total assets at December 31, 2002 were $140.0 million compared to $132.3 million at June 30, 2002, an increase of $7.7 million, or 5.8%. The increase in total assets was primarily in loans, which increased $7.2 million.

Securities available for sale increased from $4.4 million at June 30, 2002 to $7.3 million at December 31, 2002. To leverage excess capital, the Corporation borrowed funds and invested in obligations of states and political subdivisions and purchased an additional $2.7 million during the six months ended December 31, 2002. Mortgage-backed securities, which totaled $9.7 million at June 30, 2002, declined $2.1 million to $7.6 million due to principal paydowns.

Loan growth, which totaled $7.2 million, occurred primarily in real estate loans, and in particular, in one- to four-family residential real estate loans and loans secured by land. The growth was due to competitive pricing in the current low interest rate environment. Beginning in the quarter ended June 30, 2002, management elected to stop selling the one- to four-family residential real estate loans and portfolio them using select-payment mortgage matched advances from the Federal Home Loan Bank, which provides a similar repayment stream, as a funding source. However, beginning in the quarter ended December 31, 2002, management elected to sell one-to-four family residential real estate loans again due to the current interest rate environment. Commercial loans increased $1.1 million due to efforts to attract business customers. Consumer and other loans had a modest increase since June 30, 2002.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Total deposits increased $0.9 million from $79.8 million at June 30, 2002, to $80.7 million at December 31, 2002. NOW and money market accounts increased by $498,000, savings accounts increased by $899,000 and certificates of deposit increased by $540,000. These increases were partially offset by a $1.0 million decrease in noninterest bearing demand accounts. The activity during the quarter reversed a trend that had occurred throughout fiscal 2002 where customers were moving funds out of certificates of deposit into transaction accounts. As a result of the shift in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 49.9% at June 30, 2002 to 50.0% at December 31, 2002. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

Federal Home Loan Bank ("FHLB") advances totaled $37.4 million at December 31, 2002, compared to $28.8 million at June 30, 2002, an increase of $8.6 million. The Corporation utilized the additional advances to fund loan growth and purchase obligations of states and political subdivisions that are classified as available for sale. At December 31, 2002, $1.5 million was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. No borrowings were outstanding under the line of credit at June 30, 2002. During the six months ended December 31, 2002, two $2.0 million, fixed-rate advances matured. The Corporation added a $2.0 million fixed-rate advance, a $5.0 million fixed-rate convertible advance and select pay mortgage-matched advances totaling $4.3 million.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

Net income was $484,385 for the three months ended December 31, 2002, compared to $384,542 for the three months ended December 31, 2001. The increase in net income for the three months ended December 31, 2002 was the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $1,476,298 for the three months ended December 31, 2002, compared to $1,340,593 for the three months ended December 31, 2001, representing an increase of $135,705, or 10.1%. The net interest margin decreased slightly from 4.40% for the three months ended December 31, 2001 to 4.37% for the three months ended December 31, 2002.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest and fees on loans increased $93,365, or 4.3%, from $2,173,254 for the three months ended December 31, 2001 to $2,266,619 for the three months ended December 31, 2002. The increase was due to a higher average balance of loans resulting from strong loan demand partially offset by a decline in yield on loans.

Interest earned on securities decreased $23,372, or 10.7%, from $218,628 for the three months ended December 31, 2001 to $195,255 for the three months ended December 31, 2001. The decrease was a result of a decline in the yield on securities.

Interest expense on deposits decreased $140,638 from $685,019 for the three months ended December 31, 2001, to $544,381 for the three months ended December 31, 2002. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances increased $70,498 or 17.9%, from $394,848 for the three months ended December 31, 2001, compared to $465,346 for the three months ended December 31, 2002. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and purchase obligations of state and political subdivisions.

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

The provision for loan losses for the three months ended December 31, 2002 and December 31, 2001 totaled $65,000 and $50,000, respectively. The allowance for loan losses totaled $507,000 or 0.43% of gross loans, at December 31, 2002, compared to $499,000, or 0.45% of gross loans, at June 30, 2002. Nonperforming loans have decreased from $1.3 million at June 30, 2002 to $276,000 primarily due to two large loans totaling approximately $738,000 being brought current. The Corporation has not experienced significant charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


For the three months ended December 31, 2002, noninterest income totaled $199,650 compared to $123,720 for the three months ended December 31, 2001. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in Coshocton County Title Agency ("CCTA"). CCTA was formed in June 2002 by the Corporation and two other investors to provide title insurance on properties. The Corporation's income from its ownership of CCTA during the three months ended December 31, 2002 is the result of the high level of loan refinance activity in this current low interest rate environment. Beginning in the quarter ended June 30, 2002, management elected to stop selling the one- to four-family residential real estate loans and portfolio them using select-payment mortgage matched advances from the Federal Home Loan Bank, which provides a similar repayment stream, as a funding source. However, beginning in the quarter ended December 31, 2002, management elected to sell one-to-four family residential real estate loans again due to the current interest rate environment.

Noninterest expense totaled $881,263 for the three months ended December 31, 2002, compared to $829,271 for the same period in 2001. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment, state franchise taxes and computer processing. Salaries and employee benefits expense increased $56,679, or 11.8% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to last year. Occupancy and equipment expense increased $11,828, or 17.8%, as a result of increases in depreciation and maintenance contracts related to the Corporation's change of data processing vendors in February 2002. The increase in computer processing was also due to the Corporation's change in core data processors and the additional features of the new system. State franchise taxes increased because of the higher capital levels of the Bank. Other noninterest expense declined as the prior three month period included conversion costs related to the change of data processing vendors.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and, for the current period, tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $245,300 for the three months ended December 31, 2002, compared to $200,500 for the three months ended December 31, 2001. The effective tax rate was 33.6% for the three months ended December 31, 2002, compared to 34.3% for the three months ended December 31, 2001.


--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Net income was $910,206 for the six months ended December 31, 2002, compared to $749,652 for the six months ended December 31, 2001. The increase in net income for the six months ended December 31, 2002 was the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $2,875,612 for the six months ended December 31, 2002, compared to $2,581,185 for the six months ended December 31, 2001, representing an increase of $294,427, or 11.4%. The net interest margin increased from 4.26% for the six months ended December 31, 2001 to 4.31% for the six months ended December 31, 2002.

Interest and fees on loans increased $138,556, or 3.2%, from $4,343,506 for the six months ended December 31, 2001 to $4,482,062 for the six months ended December 31, 2002. The increase was due to a higher average balance of loans resulting from strong loan demand partially offset by a decline in yield on loans.

Interest earned on securities totaled $393,068 for the six months ended December 31, 2002, compared to $448,587 for the six months ended December 31, 2001. The decrease was a result of a decline in the yield on securities.

Interest expense on deposits decreased $318,092 from $1,444,026 for the six months ended December 31, 2001, to $1,125,934 for the six months ended December 31, 2002. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $921,179 for the six months ended December 31, 2002, compared to $822,533 for the six months ended December 31, 2001. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and purchase obligations of state and political subdivisions.

The provision for loan losses for the six months ended December 31, 2002 and December 31, 2001 totaled $95,000 and $65,000, respectively. The allowance for loan losses totaled $507,000 or 0.43% of gross loans, at December 31, 2002, compared to $499,000, or 0.45% of gross loans, at June 30, 2002. The reason for the increase is due to higher net charge-offs for the six months ended December 31, 2002, compared to the six months ended December 31, 2001. However, the allowance for loan losses as a percentage of loans at December 31, 2002, is lower than June 30, 2002, due to a decline in nonperforming loans.

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

For the six months ended December 31, 2002, noninterest income totaled $332,229 compared to $239,476 for the six months ended December 31, 2001. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in CCTA. The Corporation's income from its ownership of CCTA during the six months ended December 31, 2002 is the result of the high level of loan refinance activity in this current low interest rate environment.

Noninterest expense totaled $1,740,435 for the six months ended December 31, 2002, compared to $1,613,609 for the same period in 2001. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment, state franchise taxes and computer processing. Salaries and employee benefits expense increased $102,174, or 10.8% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to last year. Occupancy and equipment expense increased $32,367, or 26.1%, as a result of increases in depreciation and maintenance contracts related to the Corporation's change of data processing vendors in February 2002. The increase in computer processing was also due to the Corporation's change in core data processors and the additional features of the new system. State franchise taxes increased because of the higher capital levels of the Bank. Other noninterest expense declined as the prior six month period included conversion costs related to the change of data processing vendors.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and, for the current period, tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $462,200 for the six months ended December 31, 2002, compared to $392,400 for the six months ended December 31, 2001. The effective tax rate was 33.7% for the six months ended December 31, 2002, compared to 34.4% for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2002 and 2001.

                                                                             Six Months
                                                                         Ended December 31,
                                                                         2002           2001
                                                                         ----           ----
                                                                       (Dollars in thousands)
Net income                                                            $      910    $      750
Adjustments to reconcile net income to net cash from
  operating activities                                                       334           445
                                                                      ----------    ----------
Net cash from operating activities                                         1,244         1,195
Net cash from investing activities                                       (10,295)       (4,428)
Net cash from financing activities                                         8,651         3,983
                                                                      ----------    ----------
Net change in cash and cash equivalents                                     (400)          750
Cash and cash equivalents at beginning of period                           2,932         2,598
                                                                      ----------    ----------

Cash and cash equivalents at end of period                            $    2,532    $    3,348
                                                                      ==========    ==========

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

At December 31, 2002, the Corporation had commitments to originate variable and fixed-rate residential and commercial real estate mortgage loans totaling $682,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At December 31, 2002, and June 30, 2002, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 2002 and June 30, 2002. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

At December 31, 2002 and June 30, 2002, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                To Be
                                                                          Well Capitalized
                                                     For Capital       Under Prompt Corrective
                                 Actual           Adequacy Purposes      Action Regulations
                          Amount      Ratio       Amount      Ratio       Amount       Ratio
                          ------      -----       ------      -----       ------       -----
                                                (Dollars in thousands)
December 31, 2002
Total capital (to risk-
  weighted assets)        $17,710      20.4%     $ 6,931        8.0%     $  8,664      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)    17,203      19.9        3,465        4.0         5,198       6.0
Tier 1 (core) capital (to
  adjusted total assets)   17,203      12.3        5,574        4.0         6,968       5.0
Tangible capital (to
  adjusted total assets)   17,203      12.3        2,090        1.5           N/A

June 30, 2002
Total capital (to risk-
  weighted assets)        $16,524      20.4%     $ 6,492        8.0%     $  8,115      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)    16,025      19.7        3,246        4.0         4,869       6.0
Tier 1 (core) capital (to
  adjusted total assets)   16,025      12.1        5,278        4.0         6,598       5.0
Tangible capital (to
adjusted total assets)     16,025      12.1        1,979        1.5           N/A

--------------------------------------------------------------------------------
                                                                             22.

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

--------------------------------------------------------------------------------
                                                                             23.

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item     4. Submission of Matters to a Vote of Security Holders
         The Annual Meeting of the Shareholders of the Corporation was held on October 8, 2002. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2003:

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

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) No current reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 2002.

--------------------------------------------------------------------------------
                                                                             24.

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   February 7, 2003                 /s/ Robert C. Hamilton
       ------------------------          -----------------------------------
                                         Robert C. Hamilton
                                         President and Chief Executive Officer





Date:   February 7, 2003                 /s/ Preston W. Bair
       ------------------------          -----------------------------------
                                         Preston W. Bair
                                         Secretary, Treasurer and Chief
                                         Financial Officer


--------------------------------------------------------------------------------
                                                                             25.

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

Date:      February 7, 2003
      --------------------------
/s/ Robert C. Hamilton
--------------------------------
Robert C. Hamilton
President and Chief Executive Officer

--------------------------------------------------------------------------------
                                                                             26.

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

Date:      February 7, 2003
      -------------------------

/s/ Preston W. Bair
-------------------------------
Preston W. Bair
Secretary, Treasurer and Chief Financial Officer

--------------------------------------------------------------------------------
                                                                             27.

                         HOME LOAN FINANCIAL CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
    3.1         Articles of Incorporation of     Incorporated by reference to the Registration
                Home Loan Financial Corporation  Statement on Form S-1 filed by HLFC on
                                                 December 16, 1997 (the "S-1") with the
                                                 Securities and Exchange Commission (the"SEC"),
                                                 Exhibit 3.1.

    3.2         Certificate of Amendment to      Incorporated by reference to Pre-Effective
                Articles of Incorporation of     Amendment No. 1 to the S-1 filed with the SEC
                Home Loan Financial Corporation  on February 3, 1998, Exhibit 3.2.

    3.3         Code of Regulations of Home      Incorporated by reference to the S-1, Exhibit
                Loan Financial Corporation       3.3.

    10          Employment Contract for Robert   Incorporated by reference to the Form 10-KSB
                C. Hamilton                      filed by HLFC on September 28, 1998 (the
                                                 "10-KSB") with the SEC, Exhibit 10.

    11          Statement Regarding              See Note 6 to the consolidated financial
                Computation of Earnings per      statements.
                Share

    99.1        Certification of the Chief
                Executive Officer Pursuant to
                Section 906 of the
                Sarbanes-Oxley Act of 2002

    99.2        Certification of the Chief
                Financial Officer Pursuant to
                Section 906 of the
                Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                                                             28.