Form 10QSB
period 2003-03-31
HOME LOAN FINANCIAL CORP
filed 2003-05-15
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 14, 2003 the latest practical date, 1,651,945 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes            No     X
    -----          ------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX

                                                                                                           Page


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements..............................................      8

         Item 2.   Management's Discussion and Analysis...............................................     17

         Item 3.   Controls and Procedures.............................................................    24


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     25

         Item 2.   Changes in Securities..............................................................     25

         Item 3.   Defaults Upon Senior Securities....................................................     25

         Item 4.   Submission of Matters to a Vote of Security Holders................................     25

         Item 5.   Other Information..................................................................     25

         Item 6.   Exhibits and Reports on Form 8-K...................................................     25

SIGNATURES ...........................................................................................     26

CERTIFICATIONS........................................................................................     27

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                     March 31,             June 30,
                                                                       2003                  2002
                                                                       ----                  ----
ASSETS
Cash and due from financial institutions                          $   3,086,965         $   2,716,138
Interest-bearing deposits in other financial institutions               434,626               215,647
                                                                  -------------         -------------
     Total cash and cash equivalents                                  3,521,591             2,931,785
Securities available for sale                                         7,291,383             4,413,516
Mortgage-backed securities available for sale                        11,264,307             9,738,990
Federal Home Loan Bank stock                                          2,141,600             1,927,100
Loans, net                                                          120,842,849           111,017,080
Premises and equipment, net                                           1,179,500             1,278,592
Accrued interest receivable                                             735,928               651,707
Other assets                                                            434,853               322,366
                                                                  -------------         -------------

         Total assets                                             $ 147,412,011         $ 132,281,136
                                                                  =============         =============


LIABILITIES
Deposits                                                          $  84,341,488         $  79,773,087
Federal Home Loan Bank advances                                      40,802,136            28,802,335
Due to broker on security purchases                                          --             2,392,006
Accrued interest payable                                                638,170               590,581
Accrued expenses and other liabilities                                  536,547               578,626
                                                                  -------------         -------------
     Total liabilities                                              126,318,341           112,136,635

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                           --                    --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                    --                    --
Additional paid-in capital                                           14,133,466            14,100,870
Retained earnings                                                    14,311,806            13,831,012
Unearned employee stock ownership plan shares                        (1,143,914)           (1,354,006)
Unearned recognition and retention plan shares                         (300,832)             (434,692)
Treasury stock, at cost - 605,505 shares at March 31, 2003
  and 599,188 shares at June 30, 2002                                (6,223,600)           (6,186,296)
Accumulated other comprehensive income                                  316,744               187,613
                                                                  -------------         -------------
     Total shareholders' equity                                      21,093,670            20,144,501
                                                                  -------------         -------------

         Total liabilities and shareholders' equity               $ 147,412,011         $ 132,281,136
                                                                  =============         =============

------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                          2003           2002           2003            2002
                                                          ----           ----           ----            ----
Interest income
     Loans, including fees                           $  2,163,107    $  2,129,629   $  6,645,169   $  6,473,135
     Securities                                           170,972         195,100        564,040        643,687
     Dividends on FHLB stock and other                     20,751          24,582         68,346         80,233
                                                     ------------    ------------   ------------   ------------
         Total interest income                          2,354,830       2,349,311      7,277,555      7,197,055

Interest expense
     Deposits                                             506,240         608,250      1,632,174      2,052,276
     FHLB advances                                        452,861         391,452      1,374,040      1,213,985
                                                     ------------    ------------   ------------   ------------
         Total interest expense                           959,101         999,702      3,006,214      3,266,261
                                                     ------------    ------------   ------------   ------------

Net interest income                                     1,395,729       1,349,609      4,271,341      3,930,794
Provision for loan losses                                  55,000          30,000        150,000         95,000
                                                     ------------    ------------   ------------   ------------

Net interest income after provision for
     loan losses                                        1,340,729       1,319,609      4,121,341      3,835,794

Noninterest income
     Service charges and other fees                        73,056          64,407        219,784        223,081
     Net gains on sales of loans                           58,508          11,618         82,437         29,216
     Earnings from Coshocton County
       Title Agency                                        45,074              --        144,960             --
     Other                                                 18,023          21,227         79,709         84,431
                                                     ------------    ------------   ------------   ------------
         Total noninterest income                         194,661          97,252        526,890        336,728

Noninterest expense
     Salaries and employee benefits                       555,991         497,421      1,608,082      1,447,338
     Occupancy and equipment                               84,881          66,616        241,039        190,407
     State franchise taxes                                 43,450          36,550        130,450        108,750
     Computer processing                                   51,317          54,080        149,186        126,459
     Legal, audit and supervisory exam fees                45,595          42,634        141,464        138,872
     Director fees                                         21,510          22,060         65,630         64,900
     Other                                                 94,998         113,683        302,326        369,927
                                                     ------------    ------------   ------------   ------------
         Total noninterest expense                        897,742         833,044      2,638,177      2,446,653
                                                     ------------    ------------   ------------   ------------

Income before income taxes                                637,648         583,817      2,010,054      1,725,869
Income tax expense                                        215,100         206,300        677,300        598,700
                                                     ------------    ------------   ------------   ------------

Net income                                                422,548         377,517      1,332,754      1,127,169

Other comprehensive income (loss), net of tax             (69,886)        (89,457)       129,131         10,850
                                                     ------------    ------------   ------------   ------------

Comprehensive income                                 $    352,662    $    288,060   $  1,461,885   $  1,138,019
                                                     ============    ============   ============   ============

Basic earnings per common share                      $       0.28    $      0.25    $       0.90   $       0.76
                                                     ============    ===========    ============   ============
Diluted earnings per common share                    $       0.27    $      0.25    $       0.87   $       0.74
                                                     ============    ===========    ============   ============

---------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
                                                                         Unearned    Unearned                   Other
                                              Paid-in     Retained         ESOP        RRP        Treasury  Comprehensive
                                              Capital     Earnings        Shares      Shares       Shares       Income     Total
                                              -------     --------        ------      ------       ------       ------     -----

Balance at July 1, 2001                   $ 14,083,151  $ 13,314,599   $(1,619,532)  $(616,545)  $(5,841,263)  $11,905  $19,332,315

Net income for the period                           --     1,127,169            --          --            --        --    1,127,169

Cash dividend - $.35 per share                      --      (534,220)           --          --            --        --     (534,220)

Commitment to release 18,810
  ESOP shares                                       --        (1,323)      198,828          --            --        --      197,505

Compensation expense with respect to
  recognition and retention plan                    --        (2,772)           --     142,551            --        --      139,779

Purchase of 62,971 treasury shares                  --            --            --          --      (680,215)       --     (680,215)

Exercise of 37,940 stock options                    --      (234,693)           --          --       526,452        --      291,759

Change in fair value of securities
  available for sale, net of tax effects            --            --            --          --            --    10,850       10,850
                                          ------------  ------------   -----------   ---------   -----------   -------  -----------

Balance at March 31, 2002                 $ 14,083,151  $ 13,668,760   $(1,420,704)  $(473,994)  $(5,995,026)  $22,755  $19,884,942
                                          ============  ============   ============  ==========  ============  =======  ===========

-----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (Continued) Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)



----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                           Additional                  Unearned     Unearned                   Other
                                            Paid-In      Retained        ESOP          RRP       Treasury  Comprehensive
                                            Capital      Earnings       Shares       Shares       Shares      Income      Total
                                          -----------  -----------   -----------   ---------   -----------   --------  -----------

Balance at July 1, 2002                   $14,100,870  $13,831,012   $(1,354,006)  $(434,692)  $(6,186,296)  $187,613  $20,144,501

Net income for the period                          --    1,332,754            --          --            --         --    1,332,754

Cash dividend - $.445 per share                    --     (674,686)           --          --            --         --     (674,686)

Commitment to release 19,875 ESOP
  shares                                           --       50,908       210,092          --            --         --      261,000

Compensation expense with respect to
  recognition and retention plan               28,014       (2,769)           --     133,860            --         --      159,105

Purchase of 39,697 treasury shares                 --           --            --          --      (520,659)        --     (520,659)
                                                                                                                                 0

Exercise of 33,380 stocks options               4,582     (225,413)           --          --       483,355         --      262,524

Change in fair value of securities
  available for sale, net of tax effects           --           --            --          --            --    129,131      129,131
                                          -----------  -----------   -----------   ---------   -----------   --------  -----------

Balance at March 31, 2003                 $14,133,466  $14,311,806   $(1,143,914)  $(300,832)  $(6,223,600)  $316,744  $21,093,670
                                          ===========  ===========   ===========   =========   ===========   ========  ===========

----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
                                                                               March 31,
                                                                          2003           2002
                                                                          ----           ----
Cash flows from operating activities
     Net income                                                      $  1,332,754   $  1,127,169
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                     120,600         96,000
         Securities amortization and accretion                              7,412         (1,938)
         Provision for loan losses                                        150,000         95,000
         FHLB stock dividends                                             (67,800)       (78,800)
         Loss on disposal of premises and equipment                        16,523             --
         Gain on sale of other real estate owned                           (5,303)            --
         Compensation expense on ESOP shares                              261,000        197,505
         Compensation expense on RRP shares                               131,091        139,779
         Net change in accrued interest receivable and other assets      (176,225)      (238,689)
         Net change in accrued expenses and other liabilities             (61,012)       240,172
         Net change in deferred loan fees                                 (13,763)         1,572
                                                                     ------------   ------------
              Net cash from operating activities                        1,695,277      1,577,770

Cash flows from investing activities
     Purchases of securities available for sale                       (10,237,989)            --
     Proceeds from maturities of securities available for sale                 --        500,000
     Proceeds from maturities and principal paydowns of
         mortgage-backed securities available for sale                  3,631,040      2,186,197
     Net change in loans                                              (10,023,990)    (6,609,902)
     Purchase of FHLB Stock                                              (146,700)            --
     Premises and equipment expenditures                                  (72,218)      (320,091)
     Proceeds from disposition of premises and equipment                   34,187             --
     Proceeds from sale of other real estate owned                         79,400             --
                                                                     ------------   ------------
         Net cash from investing activities                           (16,736,270)    (4,243,796)

Cash flows from financing activities
     Net change in deposits                                             4,568,401      4,828,102
     Net change in short-term FHLB advances                             4,900,000     (3,050,000)
     Proceeds from long-term FHLB advances                             11,500,000      4,000,000
     Repayments of long-term FHLB advances                             (4,400,199)    (2,019,558)
     Cash dividends paid                                                 (674,686)      (534,220)
     Purchase of treasury stock                                          (520,659)      (680,215)
     Proceeds from exercise of stock options                              257,942        291,759
                                                                     ------------   ------------
         Net cash from financing activities                            15,630,799      2,835,868
                                                                     ------------   ------------

Net change in cash and cash equivalents                                   589,806        169,842
Cash and cash equivalents at beginning of period                        2,931,785      2,598,068
                                                                     ------------   ------------

Cash and cash equivalents at end of period                           $  3,521,591   $  2,767,910
                                                                     ============   ============

Supplemental disclosures of cash flow information
     Interest                                                        $  2,958,625   $  3,316,240
     Income taxes                                                         649,232        295,978
Supplemental noncash disclosure
     Transfer from loans to other real estate owned                        61,984        116,606

------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2002. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2002, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly-owned subsidiaries, The Home Loan Savings Bank ("Bank"), a state-chartered stock savings and loan association, and Home Loan Financial Services, Inc., an Ohio corporation providing insurance and investment services. HLFC also owns a 33% ownership interest in Coshocton County Title Agency, which is accounted for under the equity method of accounting. These entities are together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

The Bank provides financial services through its main and branch offices in Coshocton, Ohio and a branch office in West Lafayette, Ohio. The Bank's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate, commercial and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions.

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

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the offset of the method used on reported results. The provisions of this statement are effective for annual financial statements for fiscal years ending and interim periods beginning after December 15, 2002.

The Corporation reports employee compensation expense under stock option plans using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                                 ---------                       ---------
                                                           2003            2002             2003           2002
                                                           ----            ----             ----           ----

Net income as reported                                $   422,548      $   377,517     $  1,332,754    $  1,127,169
Deduct: Stock-based compensation expense
  determined under fair value based method                 41,216           41,882          123,649         124,835
                                                      -----------      -----------     ------------    ------------

Pro forma net income                                  $   381,332      $   335,635     $  1,209,105    $  1,002,334
                                                      ===========      ===========     ============    ============

Basic earnings per share as reported                  $      0.28      $     0.25      $       0.90    $       0.76
Pro forma basic earnings per share                           0.25            0.23              0.81            0.68

Diluted earnings per share as reported                $      0.27      $     0.25      $       0.87    $       0.74
Pro forma diluted earnings per share                         0.25            0.22              0.79            0.66


--------------------------------------------------------------------------------
                                   (Ccntinued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities at March 31, 2003 and June 30, 2002 were as follows.

                                                   Estimated           Gross            Gross
                                                     Fair           Unrealized       Unrealized
                                                     Value             Gains           Losses
                                                     -----             -----           ------
March 31, 2003
Securities available for sale
     U.S. Government agencies                   $    2,038,210   $        37,064   $           --
     Obligations of state and
       political subdivisions                        5,253,173           165,040               --
                                                --------------   ---------------   --------------

                                                $    7,291,383   $       202,104   $           --
                                                ==============   ===============   ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $   11,264,307   $       295,048   $      (17,237)
                                                ==============   ===============   ==============

June 30, 2002
Securities available for sale
     U.S. Government agencies                   $    2,022,390   $        20,582   $           --
     Obligations of state and
       political subdivisions                        2,391,126                --               --
                                                --------------   ---------------   --------------

                                                $    4,413,516   $        20,582   $           --
                                                ==============   ===============   ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $    9,738,990   $       263,680   $           --
                                                ==============   ===============   ==============


Contractual maturities of securities at March 31, 2003, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                 Estimated
                                                                   Fair
                                                                   Value

           Due in one year or less                           $    1,011,970
           Due after one year through five years                  1,026,240
           Due after five years through ten years                 2,490,180
           Due after ten years                                    2,762,993
           Mortgage-backed securities                            11,264,307
                                                             --------------

                                                             $   18,555,690
                                                             ==============

--------------------------------------------------------------------------------
                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

No securities were sold during the three or nine months ended March 31, 2003 or 2002. At March 31, 2003 and June 30, 2002, securities with a carrying value of $1,217,575 and $1,008,050 were pledged to secure public funds.


NOTE 3 - LOANS

Loans at March 31, 2003 and June 30, 2002 were as follows.

                                                  March 31,            June 30,
                                                    2003                 2002
                                                    ----                 ----
Residential real estate loans:
    1 - 4 family                               $  79,638,343         $  74,941,984
    Multi-family                                     305,709               346,933
    Home equity                                    4,001,941             4,005,457
Nonresidential real estate                        11,533,557            10,549,897
Real estate construction                           2,138,222             3,096,990
Land                                               2,049,120             1,357,999
                                               -------------         -------------
    Total real estate loans                       99,666,892            94,299,260
Commercial loans                                   6,584,105             4,005,222
Consumer and other loans:
    Home improvement                               4,205,539             4,320,019
    Automobile                                     4,578,487             5,127,570
    Deposit                                          178,012               312,097
    Credit card                                      506,722               543,006
    Other                                          6,283,910             4,574,437
                                               -------------         -------------
         Total consumer and other loans           15,752,670            14,877,129
                                               -------------         -------------
Total loans                                      122,003,667           113,181,611
Less:
    Allowance for loan losses                       (541,643)             (499,467)
    Loans in process                                (463,632)           (1,495,758)
    Net deferred loan fees and costs                (155,543)             (169,306)
                                               -------------         -------------

                                               $ 120,842,849         $ 111,017,080
                                               =============         =============

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)


Activity in the allowance for loan losses was as follows.

                                                    Three Months Ended                     Nine Months Ended
                                                         March 31,                             March 31,
                                                        ----------                             ---------
                                                 2003                2002                  2003            2002
                                                 ----                ----                  ----            ----

     Balance at beginning of period          $   507,360        $   476,367           $   499,467       $   462,292
     Provision for losses                         55,000             30,000               150,000            95,000
     Charge-offs                                 (34,331)           (34,787)             (123,542)          (96,081)
     Recoveries                                   13,614              1,941                15,718            12,310
                                             -----------        -----------           -----------       -----------

     Balance at end of period                $   541,643        $   473,521           $   541,643       $   473,521
                                             ===========        ===========           ===========       ===========

Nonperforming loans consisted of loans past due over 90 days still accruing interest totaling approximately $110,000 and $1,311,000 at March 31, 2003 and June 30, 2002, respectively. The Corporation had $342,000 of nonaccrual loans at March 31, 2003 and no nonaccrual loans at June 30, 2002. Nonperforming loans include smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are collectively evaluated for impairment.

As of March 31, 2003 and June 30, 2002 and for the three and nine months ended March 31, 2003 and 2002, impaired loans were not material.


NOTE 4 - FHLB ADVANCES

At March 31, 2003, the Bank had a cash management line of credit enabling it to borrow up to $10,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $4,900,000 at March 31, 2003. No borrowings were outstanding on this line of credit at June 30, 2002. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at March 31, 2003. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $42,832,000, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and $51,002,670 of qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             12.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - FHLB ADVANCES (Continued)

At period-end, advances from the FHLB were as follows.

                                                                      March 31,           June 30,
                                                                         2003               2002
                                                                     -----------        -----------
Cash management line of credit, 1.47% at
  March 31, 2003                                                     $ 4,900,000     $           --
Fixed-rate advance, 6.77%, due September 2002                                 --          2,000,000
Fixed-rate advance, 3.64%, due September 2002                                 --          2,000,000
Fixed-rate advance, 3.62%, due March 2007                              2,000,000                 --
Convertible, fixed-rate advance until September 2001,
  5.37%, due March 2004                                               10,000,000         10,000,000
Convertible, fixed-rate advance until June 2003, 5.66%,
  due June 2008                                                        1,000,000          1,000,000
Convertible, fixed-rate advance until September 2003, 5.18%,
  due September 2008                                                   2,000,000          2,000,000
Convertible, fixed-rate advance until March 2004, 5.66%,
  due March 2009                                                       4,000,000          4,000,000
Convertible, fixed-rate advance until September 2001,
  6.23%, due March 2010                                                1,000,000          1,000,000
Convertible, fixed-rate advance until September 2001,
  6.11%, due March 2010                                                4,000,000          4,000,000
Convertible, fixed-rate advance until July 2004,
  4.39%, due July 2012                                                 5,000,000                 --
Select payment mortgage matched advance 3.89%
  final maturity October 2012                                          1,448,437                 --
Select payment mortgage matched advances, 5% annual
  prepayment, interest rates range from 3.99% to 5.32%, final maturities range from January 2012 through
  January 2022                                                         2,240,406          1,070,714
Select payment mortgage matched advances, 10% annual
  prepayment, interest rates range from 3.32% to 5.50%,
  final maturities range from January 2012 through May 2022            2,909,918          1,408,745
Select payment mortgage matched advance, 15% annual
  prepayment, 4.72% final maturity May 2012                              303,375            322,876
                                                                     -----------        -----------

                                                                     $40,802,136        $28,802,335
                                                                     ===========        ===========

At March 31, 2003, the scheduled maturities of advances from the FHLB were as follows.

     Period ended: March 31, 2004                       $ 15,815,081
                             2005                            837,155
                             2006                            768,612
                             2007                          2,708,396
                             2008                            655,580
                             Thereafter                   20,017,312
                                                        ------------
                                                        $ 40,802,136
                                                        ============

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of March 31, 2003.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2003 and June 30, 2002 follows.


                                                                                  March 31,          June 30,
                                                                                    2003               2002
                                                                                    ----               ----

Lines of credit-variable rate                                                $     4,479,000    $    4,085,000
1-4 family residential real estate-variable rate                                     976,000           167,000
1-4 family residential real estate-fixed rate                                      1,026,000           844,000
Commercial real estate-variable rate                                               1,522,000           560,000
Credit card arrangements-fixed rate                                                1,481,000         1,387,000

The interest rate on fixed-rate commitments ranged from 5.125% to 7.25% at March 31, 2003 and from 6.75% to 13.90% at June 30, 2002. The interest rates on variable rate commitments ranged from 4.25% to 18.99% at March 31, 2003 and 5.25% to 18.99% at June 30, 2002.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2003            2002             2003            2002
                                                          ----            ----             ----            ----
Basic
     Net income                                     $     422,548    $     377,517   $   1,332,754   $    1,127,169
                                                    =============    =============   =============   ==============

     Weighted average common shares
       outstanding                                      1,638,283        1,664,728       1,633,257        1,670,272
     Less:  Average unallocated ESOP shares              (111,369)        (137,127)       (117,745)        (143,397)
     Less:  Average nonvested RRP shares                  (25,112)         (38,686)        (28,580)         (42,379)
                                                    -------------    -------------   -------------   --------------

     Average shares                                     1,501,802        1,488,915       1,486,932        1,484,496
                                                    =============    =============   =============   ==============

     Basic earnings per common share                $        0.28    $       0.25    $        0.90   $         0.76
                                                    =============    ============    =============   ==============

Diluted
     Net income                                     $     422,548    $     377,517   $   1,332,754   $    1,127,169
                                                    =============    =============   =============   ==============

     Weighted average common shares
       outstanding  for basic earnings per
       common share                                     1,501,802        1,488,915       1,486,932        1,484,496
     Add:  Dilutive effects of average
       nonvested RRP shares, net of tax benefits            1,412               --             741               --
     Add:  Dilutive effects of assumed
        exercises of stock options                         45,342           41,732          49,530           43,903
                                                    -------------    -------------   -------------   --------------
     Average shares and dilutive potential
       common shares                                    1,548,556        1,530,647       1,537,203        1,528,399
                                                    =============    =============   =============   ==============

     Diluted earnings per common share              $        0.27    $       0.25    $        0.87   $         0.74
                                                    =============    ============    =============   ==============



Unearned RRP shares did not have a dilutive effect on earnings per share for the three and nine months ended March 31, 2002, as the fair value of the RRP shares on the date of grant was greater than the average market price for the period.


--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                               ---------                        ---------
                                                          2003            2002             2003            2002
                                                          ----            ----             ----            ----
Unrealized holding gains (losses) on
  available-for-sale securities                     $    (105,774)   $    (135,541)  $     195,653   $       16,439
Tax effect                                                 35,888           46,084         (66,522)          (5,589)
                                                    -------------    -------------   -------------   --------------

Other comprehensive income (loss)                   $     (69,886)   $     (89,457)  $     129,131   $       10,850
                                                    =============    =============   =============   ==============

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of March 31, 2003 compared to June 30, 2002, and the consolidated results of operations for the three and nine months ended March 31, 2003 compared with the same periods in 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


FORWARD LOOKING STATEMENTS

When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from those anticipated or projected.

The Corporation does not undertake, and specifically disclaims, any obligation to publicly release any revisions that may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

Total assets at March 31, 2003 were $147.4 million compared to $132.3 million at June 30, 2002, an increase of $15.1 million, or 11.4%. The increase in total assets was primarily in loans, which increased $9.8 million.

Securities available for sale increased from $4.4 million at June 30, 2002 to $7.3 million at March 31, 2003. To leverage excess capital, the Corporation borrowed funds and invested in obligations of states and political subdivisions and purchased an additional $2.7 million during the nine months ended March 31, 2003. Mortgage-backed securities, which totaled $9.7 million at June 30, 2002, increased $1.6 million to $11.3 million.

Loan growth during the nine months ended March 31, 2003, which totaled $9.8 million, occurred primarily in real estate loans, and in particular, in one- to four-family residential real estate loans and loans secured by land. The growth was due to competitive pricing in the current low interest rate environment. Beginning in the quarter ended June 30, 2002, management decided to stop selling the one- to four-family residential real estate loans and portfolio them using select-payment mortgage matched advances from the Federal Home Loan Bank ("FHLB"), which provide a similar repayment stream, as a funding source. However, beginning in the quarter ended December 31, 2002, management decided to sell one-to-four family residential real estate loans again due to the current interest rate environment.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Commercial loans increased $2.6 million due to efforts to attract business customers. Consumer and other loans had a modest increase since June 30, 2002.

Total deposits increased $4.5 million from June 30, 2002 to March 31, 2003. NOW and money market accounts increased by $1,796,000, savings accounts increased by $156,000 and certificates of deposit increased by $2,860,000. These increases were partially offset by a $266,000 decrease in noninterest bearing demand accounts. The activity during the nine months ended March 31, 2003 reversed a trend that had occurred throughout fiscal 2002 where customers were moving funds out of certificates of deposit into transaction accounts. As a result of the shift in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 49.9% at June 30, 2002 to 50.7% at March 31, 2003. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $40.8 million at March 31, 2003, compared to $28.8 million at June 30, 2002, an increase of $12.0 million. The Corporation utilized the additional advances to fund loan growth and purchase obligations of states and political subdivisions that are classified as available for sale. At March 31, 2003, $4.9 million was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. No borrowings were outstanding under the line of credit at June 30, 2002. During the nine months ended March 31, 2003, two $2.0 million, fixed-rate advances matured. The Corporation added a $2.0 million fixed-rate advance, a $5.0 million fixed-rate convertible advance and select pay mortgage-matched advances totaling $4.5 million.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED MARCH 31, 2003 AND MARCH 31, 2002

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

Net income was $422,548 for the three months ended March 31, 2003, compared to $377,517 for the three months ended March 31, 2002. The increase in net income for the three months ended March 31, 2003 was the result of an increase in net interest income and a significant increase in noninterest income, partially offset by an increase in noninterest expense and provision for loan losses.

Net interest income totaled $1,395,729 for the three months ended March 31, 2003, compared to $1,349,608 for the three months ended March 31, 2002, representing an increase of $46,121, or 3.4%. The net interest margin decreased from 4.39% for the three months ended March 31, 2002 to 4.12% for the three months ended March 31, 2003. However, the increase in average earning assets more than offset the decline in the net interest margin.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest and fees on loans increased $33,478, or 1.6%, from $2,129,629 for the three months ended March 31, 2002 to $2,163,107 for the three months ended March 31, 2003. The increase was due to a higher average balance of loans resulting from strong loan demand, which was partially offset by a decline in yield on loans.

Interest earned on securities decreased $24,128, or 12.4%, from $195,100 for the three months ended March 31, 2002 to $170,972 for the three months ended March 31, 2003. The decrease was a result of a decline in the yield on securities. Dividends on FHLB stock and other declined from the three-month period ended March 31, 2002 due to a lower dividend rate paid on FHLB stock.

Interest expense on deposits decreased $102,010 from $608,250 for the three months ended March 31, 2002, to $506,240 for the three months ended March 31, 2003. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances increased $61,409, or 15.7%, from $391,452 for the three months ended March 31, 2002, compared to $452,861 for the three months ended March 31, 2003. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and to purchase obligations of state and political subdivisions.

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

The provision for loan losses for the three months ended March 31, 2003 was $55,000 compared to $30,000 for the three months ended March 31, 2002. The allowance for loan losses totaled $542,000, or 0.45% of gross loans, at March 31, 2003, compared to $499,000, or 0.45% of gross loans, at June 30, 2002.
Nonperforming loans have decreased from $1.3 million at June 30, 2002 to $452,000 primarily due to two large loans totaling approximately $738,000 being brought current. The Corporation has not experienced significant charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

For the three months ended March 31, 2003, noninterest income totaled $194,661 compared to $97,252 for the three months ended March 31, 2002. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in Coshocton County Title Agency ("CCTA"). CCTA was formed in June 2002 by the Corporation and two other investors to provide title insurance on properties. The

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Corporation's income from its ownership of CCTA during the three months ended March 31, 2003 is the result of the high level of loan refinance activity in this current low interest rate environment. The increase in the net gains on sales of loans was also the result of the high level of refinance activity in the current low interest rate environment.

Noninterest expense totaled $897,742 for the three months ended March 31, 2003, compared to $833,044 for the same period in 2002. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment, state franchise taxes and computer processing. Salaries and employee benefits expense increased $58,570, or 11.8% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2002. Occupancy and equipment expense increased $18,265, or 27.4%, as a result of increases in depreciation and maintenance contracts related to the Corporation's change of data processing vendors in February 2002. The increase in computer processing was also due to the Corporation's change in core data processors and the additional features of the new system. State franchise taxes increased because of the higher capital levels of the Bank. Other noninterest expense declined as the prior three month period included conversion costs related to the change of data processing vendors.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and, for the current period, tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $215,100 for the three months ended March 31, 2003, compared to $206,300 for the three months ended March 31, 2002. The effective tax rate was 33.7% for the three months ended March 31, 2003, compared to 35.3% for the three months ended March 31, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
  ENDED MARCH 31, 2003 AND MARCH 31, 2002

Net income was $1,332,754 for the nine months ended March 31, 2003, compared to $1,127,169 for the nine months ended March 31, 2002. The $205,585 increase in net income for the nine months ended March 31, 2003 was the result of an increase in net interest income and a significant increase in noninterest income, partially offset by an increase in noninterest expense and provision for loan losses.

Net interest income totaled $4,271,341 for the nine months ended March 31, 2003, compared to $3,930,794 for the nine months ended March 31, 2002, representing an increase of $340,547, or 8.7%. The net interest margin decreased from 4.30% for the nine months ended March 31, 2002 to 4.24% for the nine months ended March 31, 2003. However, the increase in average earning assets more than offset the net interest margin decrease.

Interest and fees on loans increased $172,034, or 2.7%, from $6,473,135 for the nine months ended March 31, 2002 to $6,645,169 for the nine months ended March 31, 2003. The increase was due to a higher average balance of loans resulting from strong loan demand partially offset by a decline in yield on loans.

Interest earned on securities totaled $564,040 for the nine months ended March 31, 2003, compared to $643,687 for the nine months ended March 31, 2002. The decrease was a result of a decline in the yield on securities. Dividends on FHLB stock and other decreased from the 2002's nine month period due to lower dividend rates on FHLB stock.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Interest expense on deposits decreased $420,102 from $2,052,276 for the nine months ended March 31, 2002, to $1,632,174 for the nine months ended March 31, 2003. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $1,374,040 for the nine months ended March 31, 2003, compared to $1,213,985 for the nine months ended March 31, 2002. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and purchase obligations of state and political subdivisions.

The provision for loan losses for the nine months ended March 31, 2003 and March 31, 2002 totaled $150,000 and $95,000, respectively. The reason for the increase is due to higher net charge-offs for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002. However, the allowance for loan losses as a percentage of loans at March 31, 2003 is consistent with June 30, 2002 due to a decline in nonperforming loans and an increase in the loan balance.

For the nine months ended March 31, 2003, noninterest income totaled $526,890 compared to $336,728 for the nine months ended March 31, 2002. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in CCTA. The Corporation's income from its ownership of CCTA during the nine months ended March 31, 2003 is the result of the high level of loan refinance activity in this current low interest rate environment. Additionally, gains on sales of loans increased from the prior year also due to the high level of refinance activity.

Noninterest expense totaled $2,638,177 for the nine months ended March 31, 2003, compared to $2,446,653 for the same period in 2002. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment, state franchise taxes and computer processing. Salaries and employee benefits expense increased $160,744, or 11.1% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to 2002. Occupancy and equipment expense increased $50,632, or 26.6%, as a result of increases in depreciation and maintenance contracts related to the Corporation's change of data processing vendors in February 2002. The increase in computer processing was also due to the Corporation's change in core data processors and the additional features of the new system. State franchise taxes increased because of the higher capital levels of the Bank. Other noninterest expense declined as the prior nine month period included conversion costs related to the change of data processing vendors.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and, for the current period, tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $677,300 for the nine months ended March 31, 2003, compared to $598,700 for the nine months ended March 31, 2002. The effective tax rate was 33.7% for the nine months ended March 31, 2003, compared to 34.7% for the nine months ended March 31, 2002.


--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2003 and 2002.


                                                                                               Nine Months
                                                                                             Ended March 31,
                                                                                             ---------------
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                         (Dollars in thousands)
Net income                                                                           $      1,333      $      1,127
Adjustments to reconcile net income to net cash from
  operating activities                                                                        380               451
                                                                                     ------------      ------------
Net cash from operating activities                                                          1,713             1,578
Net cash from investing activities                                                        (16,754)           (4,244)
Net cash from financing activities                                                         15,631             2,836
                                                                                     ------------      ------------
Net change in cash and cash equivalents                                                       590               170
Cash and cash equivalents at beginning of period                                            2,932             2,598
                                                                                       ----------       -----------

Cash and cash equivalents at end of period                                           $      3,522             2,768
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

At March 31, 2003, the Corporation had commitments to originate variable and fixed-rate residential and commercial real estate mortgage loans totaling $3,524,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At March 31, 2003, and June 30, 2002, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 2003 and June 30, 2002. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

--------------------------------------------------------------------------------
                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

At March 31, 2003 and June 30, 2002, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                                  To Be
                                                                                            Well Capitalized
                                                                  For Capital            Under Prompt Corrective
                                        Actual                 Adequacy Purposes           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
March 31, 2003
Total capital (to risk-
  weighted assets)             $  18,298        20.0%       $   7,305      8.0%          $   9,131        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           17,756        19.4            3,652      4.0               5,478         6.0
Tier 1 (core) capital (to
  adjusted total assets)          17,756        12.1            5,873      4.0               7,341         5.0
Tangible capital (to
  adjusted total assets)          17,756        12.1            2,202      1.5                 N/A

June 30, 2002
Total capital (to risk-
  weighted assets)             $  16,524        20.4%       $   6,492      8.0%          $   8,115        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           16,025        19.7            3,246      4.0               4,869         6.0
Tier 1 (core) capital (to
  adjusted total assets)          16,025        12.1            5,278      4.0               6,598         5.0
Tangible capital (to
adjusted total assets)            16,025        12.1            1,979      1.5                 N/A

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

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) No current reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2003.

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




Date: May 15, 2003                      /s/ Robert C. Hamilton
      -------------------------         ---------------------------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer





Date: May 15, 2003                      /s/ Preston W. Bair
      -------------------------         ---------------------------------------
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

Date: May 15, 2003
      --------------------

/s/ Robert C. Hamilton
--------------------------
Robert C. Hamilton
President and Chief Executive Officer


--------------------------------------------------------------------------------

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

Date: May 15, 2003
      ---------------------------

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