Form 10KSB
period 2003-06-30
HOME LOAN FINANCIAL CORP
filed 2003-09-29
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended June 30, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to

                        Commission File Number: 000-23927

                         HOME LOAN FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Ohio                                            31-1578552
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

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

                      Common shares, no par value per share
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     /X/     No    / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Issuer's revenues for the fiscal year ended June 30, 2003, were $10,559,998.

Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the Registrant on August 25, 2003, was approximately $21,532,081. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

As of August 25, 2003, there were 1,661,762 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part II of Form 10-KSB - Portions of 2003 Annual Report to Shareholders Part III of Form 10-KSB - Portions of Proxy Statement for
                     the 2003 Annual Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                                 Yes / / No /X/

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Home Loan Financial Corporation ("HLFC") was incorporated under Ohio law in December 1997 for the purpose of purchasing all of the capital stock of The Home Loan Savings Bank (the "Bank") issued in connection with the conversion of the Bank from mutual to stock form (the "Conversion"). HLFC, the Bank, Home Loan Financial Services, Inc., a wholly-owned subsidiary of HLFC, and Coshocton County Title Agency, LLC, an entity in which HLFC owns a 33% interest ("CCTA"), are together referred to as the Corporation.

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

Home Loan Financial Services, Inc. is an Ohio corporation that was formed in 2002 to sell life insurance, annuities, long-term care insurance, and investment products. Its earnings for 2003 were not significant to the overall Corporation. CCTA was organized in June 2002 and is a full service title insurance agency. The Corporation's earnings from CCTA totaled $223,000 in 2003.

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

LENDING ACTIVITIES

GENERAL. The Bank's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in the Bank's primary market area. The Bank also originates loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates commercial loans and various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans and credit cards.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Corporation's loan portfolio at the dates indicated:

                                                                              At June 30,
                                                       -------------------------------------------------------
                                                                   2003                        2002
                                                       ---------------------------  --------------------------
                                                                      Percent of                   Percent of
                                                       Amount         total loans      Amount      total loans
                                                       ------         -----------      ------      -----------
                                                                       (Dollars in thousands)
        Real estate loans:
             One- to four-family                        $   82,124       66.61%     $   77,962       68.88%
             Multi-family                                      169        0.14             347        0.31
             Home equity                                     4,946        4.01           4,799        4.24
             Nonresidential                                 13,216       10.72          10,667        9.42
             Construction and land                           4,458        3.62           4,556        4.03
                                                        ----------     -------      ----------    --------

                Total real estate loans                    104,913       85.10          98,331       86.88

        Commercial loans                                     6,403        5.19           3,862        3.41

        Consumer and other loans:
             Home improvement                                  222        0.18             964        0.85
             Automobile loans                                7,758        6.29           5,927        5.24
             Loans on deposits                                 252        0.20             382        0.34
             Credit cards                                      523        0.42             543        0.48
             Other loans                                     3,221        2.62           3,172        2.80
                                                        ----------     -------      ----------    --------

                Total consumer and other loans              11,976        9.71          10,988        9.71
                                                        ----------     -------      ----------    --------

        Total loans                                        123,292      100.00%        113,181      100.00%
                                                                       =======                    ========

        Less:
             Net deferred loan fees and costs                 (146)                       (169)
             Loans in process                                 (837)                     (1,496)
             Allowance for loan losses                        (549)                       (499)
                                                        ----------                  ----------

                Net loans                               $  121,760                  $  111,017
                                                        ==========                  ==========

LOAN MATURITY. The following table sets forth certain information as of June 30, 2003, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                             Due during          Due between
                                              the year             7/1/04         Due after
                                           ending 6/30/04        and 6/30/08       6/30/08         Total
                                           --------------        -----------       -------         -----
                                                                    (In thousands)
         Real estate loans:
             One- to four-family            $     501           $   1,821        $ 79,802       $   82,124
             Multi-family                          --                  --             169              169
             Home equity                           80                 514           4,352            4,946
             Nonresidential                       835                 211          12,170           13,216
             Construction and land                137                  25           4,296            4,458
         Commercial loans                         767               2,852           2,784            6,403
         Consumer and other loans               1,077               7,820           3,079           11,976
                                            ---------           ---------        --------       ----------
                Total                       $   3,397           $  13,243        $106,652       $  123,292
                                            =========           =========        ========       ==========

The next table sets forth the dollar amount of all loans due after June 30, 2004, which have fixed interest rates and have adjustable interest rates:

                                                   Due after June 30, 2004
                                                   -----------------------
                                                       (In thousands)

                  Fixed rate                           $       42,533
                  Adjustable rate                              77,362
                                                       --------------
                                                       $      119,895
                                                       ==============


LOANS SECURED BY ONE-TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 2003, the Corporation's one- to four-family residential real estate loans totaled approximately $82.1 million, or 66.6% of total loans.

In accordance with OTS regulations and Ohio law, the Bank makes loans on one- to four-family residences of up to 80% of the value of the real estate and improvements thereon (the "LTV") or up to 95% for borrowers who obtain private mortgage insurance.

The Bank currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs") for terms of up to 30 years. The interest-rate adjustment periods on ARMs are typically one or three years, although the Bank occasionally originates five and seven-year ARMs. The maximum interest-rate adjustment on most ARMs is 2% on any adjustment date and a total of 6% over the life of the loan. The interest-rate adjustments on one-year and three-year ARMs presently offered by the Bank are indexed to the weekly average rate on one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index.

MULTI-FAMILY LOANS. The Bank has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2003, multi-family loans totaled $169,000, or 0.1% of gross loans receivable. The Bank's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Bank's market area.

HOME EQUITY LOANS. The Bank makes closed-end home equity loans in amounts which, when added to the prior indebtedness secured by the real estate, do not exceed 90% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable rates of interest. Rate adjustments on home equity loans are at the National City Bank prime rate. At June 30, 2003, approximately $4.9 million, or 4.0%, of the Corporation's portfolio consisted of home equity loans.

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

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 2003, the Bank's largest loan secured by nonresidential real estate was approximately $818,000. At June 30, 2003, approximately $13.2 million, or 10.7%, of the Corporation's total loans were secured by mortgages on nonresidential real estate.

CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate and commercial real estate. During the first six months of the loan, while the improvements are being constructed, the borrower is required to pay interest only. Single-family residential construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Interest rates on commercial real estate construction loans are generally tied to the National City Bank prime rate. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the borrower's equity. At June 30, 2003, the Corporation had approximately $2.9 million, or 2.4% of its total loans, invested in construction loans.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because construction loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction because of the uncertainties inherent in estimating construction costs. In the event a default on a construction loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms of up to 15 years and require an LTV of 75% or less. At June 30, 2003, approximately $1.6 million, or 1.3% of the Corporation's total loans, were land loans.

COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70 to 75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the National City Bank prime rate.

At June 30, 2003, the Corporation had approximately $6.4 million, or 5.2% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by assets such as trucks and equipment. The Bank intends to continue to increase its commercial lending activity.

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

At June 30, 2003, the Corporation had approximately $12.0 million, or 9.7% of total loans, invested in consumer loans.

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

Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, on collateral securing their loans and to name the Bank as an additional insured. Before June 2002, the Bank generally obtained an attorney's opinion of title on one-to four-family properties and purchased title insurance on large commercial loans. In June 2002, the Bank began requiring title insurance on all mortgages to further protect its interest in the underlying collateral.

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

LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank began originating loans in conformity with secondary market standards at the end of fiscal 2001 and has sold loans with servicing retained from time to time for interest rate risk management purposes. During fiscal 2003, the Bank sold $5.9 million of loans with servicing retained at a gain of $192,000. The Bank has not purchased any whole loans in recent years, but it has purchased participation interests in loans periodically.

The following table presents the Corporation's total loan origination, purchase, sale, and repayment activity for the periods indicated:

                                                                                      Year ended June 30,
                                                                                      -------------------
                                                                                      2003         2002
                                                                                      ----         ----
                                                                                        (In thousands)
         Loans originated:
             Real estate                                                           $   46,328   $   32,029
             Commercial                                                                 3,768        4,031
             Consumer                                                                  11,084        9,554
                                                                                   ----------   ----------
                Total loans originated                                                 61,180       45,614

         Loans purchased                                                                   --           --
         Loans sold                                                                    (5,917)      (1,493)
         Principal repayments                                                         (45,153)     (33,587)
         (Increase) decrease in other items, net(1)                                       633         (824)
                                                                                   ----------   ----------
         Net increase                                                              $   10,743   $    9,710
                                                                                   ==========   ==========

--------

(1) Consists of net deferred loan fees and costs, loans in process and allowance for loan losses.

At June 30, 2003, the Corporation had $2.6 million of outstanding commitments to originate loans, $5.7 million available to borrowers under lines of credit and $1.5 million available to customers under credit card arrangements. At June 30, 2003, the Corporation had $0.8 million in undisbursed funds related to construction loans.

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

Based on such limits, the Bank was able to lend approximately $2.3 million to one borrower at June 30, 2003. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 2003, was $1.8 million, which consisted of five loans secured by commercial real estate and one loan secured by residential real estate. At June 30, 2003, such loans were performing in accordance with their terms.

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

The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                                    At June 30,
                                     -----------------------------------------------------------------------
                                                   2003                                 2002
                                     ----------------------------------   ----------------------------------
                                                            Percent of                            Percent of
                                                               total                                 total
                                      Number      Amount       loans       Number      Amount        loans
                                      ------      ------       -----       ------      ------        -----
                                                              (Dollars in thousands)
         Loans delinquent for:
             30-59 days                    52    $   2,006      1.63%            38   $   1,194       1.05%
             60-89 days                    17        1,418      1.15             23         629       0.56
             90 days or over               17          633      0.51             21       1,311       1.16
                                     --------    ---------   -------      ---------   ---------   --------
         Total delinquent loans            86        4,057      3.29%            82   $   3,134       2.77%
                                     ========    =========   =======      =========   =========   ========

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets.

Loans are reviewed on a monthly basis and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to principal unless, in the opinion of management, the collection of principal and interest is assured. In those cases, subsequent cash payments would be applied to interest. The following table sets forth information regarding the accrual and nonaccrual status of the Corporation's loans and other nonperforming assets at the dates indicated:

                                                                                         At June 30,
                                                                                 -------------------------
                                                                                     2003          2002
                                                                                     ----          ----
                                                                                  (Dollars in thousands)

         Total nonaccrual loans                                                   $      517   $        --
         Accruing loans delinquent 90 days or more                                       141         1,311
                                                                                  ----------   -----------
         Total nonperforming loans                                                       658         1,311
         Real estate owned                                                                62           122
                                                                                  ----------   -----------
         Total nonperforming assets                                               $      720   $     1,433
                                                                                  ==========   ===========

         Allowance for loan losses                                                $      549   $       499

         Nonperforming assets as a percent of total assets                             0.49%          1.08%
         Nonperforming loans as a percent of total loans, net of loans
           in process                                                                  0.54%          1.17%
         Allowance for loan losses as a percent of nonperforming loans                83.36%         38.10%


Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 2003, the Corporation had $62,000 of real estate acquired in settlement of loans.

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

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                                                              At June 30,
                                                                                              -----------
                                                                                            2003      2002
                                                                                            ----      ----
                                                                                           (In thousands)
         Classified assets:
             Substandard                                                                 $   658   $ 1,311
             Doubtful                                                                         --        --
             Loss                                                                             --        --
                                                                                         -------   -------
                Total classified assets                                                  $   658   $ 1,311
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

As of June 30, 2003, the Bank had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.

ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and nonperforming loans, current economic conditions in the primary lending area, past loss experience, and probable losses arising from specific problem assets. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which could result in the establishment of an additional allowance based upon the judgment of the OTS.

The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated:

                                                                                         Year ended June 30,
                                                                                         -------------------
                                                                                            2003      2002
                                                                                            ----      ----
                                                                                       (Dollars in thousands)

         Balance at beginning of period                                                  $   499   $   462
         Charge-offs:
             Real estate                                                                     (61)      (58)
             Commercial                                                                       --        --
             Consumer                                                                        (97)      (39)
                                                                                         -------   -------
                Total                                                                       (158)      (97)
         Recoveries:
             Real estate                                                                      --        --
             Commercial                                                                       --        --
             Consumer                                                                         17        14
                                                                                         -------   -------
                Total                                                                         17        14
                                                                                         -------   -------

         Net charge-offs                                                                    (141)      (83)
         Provision for loan losses                                                           190       120
                                                                                         -------   -------

         Balance at end of period                                                        $   548   $   499
                                                                                         =======   =======

         Ratio of net charge-offs to average total loans outstanding during the
           period, net of loans in process and deferred loan fees and costs                 0.12%     0.08%

         Ratio of allowance for loan losses to total loans, net of loans in process         0.45%     0.45%

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

                                                                              At June 30,
                                                        ----------------------------------------------------
                                                                   2003                       2002
                                                        -------------------------   ------------------------
                                                                     Percent of                 Percent of
                                                                    loans in each              loans in each
                                                                     category to                category to
                                                          Amount     total loans     Amount     total loans
                                                          ------     -----------     ------     -----------
                                                                        (Dollars in thousands)
         Real estate loans                              $     294        85.10%     $     338        86.88%
         Commercial loans                                      64         5.19             40         3.41
         Consumer loans                                       125         9.71            121         9.71
         Unallocated                                           66           --             --           --
                                                        ---------    ---------      ---------   ----------
             Total                                      $     549       100.00%     $     499       100.00%
                                                        =========    =========      =========   ==========


                                                                             10.

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

As of June 30, 2003, the Corporation's securities portfolio was comprised of FHLB stock, U.S. agency securities, obligations of state and political subdivisions, and mortgage-backed and related securities with an aggregate market value of $19.5 million. The Corporation's securities at June 30, 2003, did not include securities of any issuer with an aggregate book value in excess of 10% of the Corporation's equity, excluding those issued by the U.S. Government or its agencies.

The following table sets forth the composition of the Corporation's interest-bearing deposits and securities portfolio at the dates indicated:

                                                                        At June 30,
                                                      ---------------------------------------------
                                                                           2003
                                                      ---------------------------------------------
                                                      Carrying      % of         Fair        % of
                                                        value       total        value       total
                                                      --------     -------      -------     -------
                                                                  (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                                     $   261        1.32%     $   261        1.32%

Securities available for sale:
   U.S. Government agency securities                     2,032       10.25        2,032       10.25
   Obligations of state and political subdivisions       5,505       27.79        5,505       27.79
                                                       -------     -------      -------     -------
Total securities                                         7,537       38.04        7,537       38.04

Mortgage-backed securities:
   GNMA                                                     51        0.26           51        0.26
   FNMA                                                    130        0.66          130        0.66
   FHLMC                                                 9,669       48.80        9,669       48.80
                                                       -------     -------      -------     -------
Total mortgage-backed securities                         9,850       49.72        9,850       49.72
                                                       -------     -------      -------     -------

Total securities and mortgage-backed securities
  available for sale                                    17,387       87.76       17,387       87.76

FHLB stock                                               2,163       10.92        2,163       10.92
                                                       -------     -------      -------     -------

Total                                                  $19,811      100.00%     $19,811      100.00%
                                                       =======     =======      =======     =======


                                                                        At June 30,
                                                      ---------------------------------------------
                                                                           2002
                                                      ---------------------------------------------
                                                      Carrying      % of         Fair        % of
                                                        value       total        value       total
                                                      --------     -------      -------     -------
                                                                  (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                                     $   216        1.32%     $   216        1.32%

Securities available for sale:
   U.S. Government agency securities                     2,022       12.41        2,022       12.41
   Obligations of state and political subdivisions       2,391       14.67        2,391       14.67
                                                       -------     -------      -------     -------
Total securities                                         4,413       27.08        4,413       27.08

Mortgage-backed securities:
   GNMA                                                     83        0.51           83        0.51
   FNMA                                                    261        1.60          261        1.60
   FHLMC                                                 9,395       57.66        9,395       57.66
                                                       -------     -------      -------     -------
Total mortgage-backed securities                         9,739       59.77        9,739       59.77
                                                       -------     -------      -------     -------

Total securities and mortgage-backed securities
  available for sale                                    14,152       86.85       14,152       86.85

FHLB stock                                               1,927       11.83        1,927       11.83
                                                       -------     -------      -------     -------

Total                                                  $16,295      100.00%     $16,295      100.00%
                                                       =======     =======      =======     =======

The maturities of the Corporation's interest-bearing deposits and securities at June 30, 2003 are indicated in the following table:

                                                                    At June 30, 2003
                                         ----------------------------------------------------------------------
                                               Due in                 After five
                                              one year                  through                 Due after
                                               or less                 ten years                ten years
                                         --------------------     --------------------     --------------------

                                         Carrying       Avg.      Carrying       Avg.      Carrying       Avg.
                                           value       yield        value       yield        value       yield
                                         --------     -------     --------     -------     --------     -------
                                                                 (Dollars in thousands)
Interest-bearing deposits:
  Demand deposits                         $    --          --%     $    --          --%     $    --          --%

Securities available for sale:
  U.S. Government agency
   securities                               2,032        3.39           --          --           --          --
  Obligations of state and
   political subdivisions (1)                  --          --        3,955        5.87        1,550        5.94
                                          -------     -------      -------     -------      -------     -------
    Total securities                        2,032        3.39        3,955        5.87        1,550        5.94

Mortgage-backed securities:
  GNMA                                         --          --           --          --           51        4.67
  FNMA                                         --          --          130        5.72           --          --
  FHLMC                                        --          --        5,038        3.89        4,631        6.53
                                          -------     -------      -------     -------      -------     -------
    Total mortgage-backed
        securities                             --          --        5,168        3.93        4,682        6.51
                                          -------     -------      -------     -------      -------     -------

Total securities and mortgage-
backed securities available for sale        2,032        3.39        9,123        4.74        6,232        6.37

FHLB Stock                                     --          --           --          --           --          --
                                          -------     -------      -------     -------      -------     -------

Total interest-bearing deposits
  and securities                          $ 2,032        3.39%     $ 9,123        4.74%     $ 6,232        6.37%
                                          =======     =======      =======     =======      =======     =======

                                                             At June 30, 2003
                                         ---------------------------------------------------------

                                             Not due at
                                           single maturity                      Total
                                         --------------------     --------------------------------
                                                                                          Weighted
                                         Carrying       Avg.      Carrying      Fair         Avg.
                                           value       yield        value       value       yield
                                         --------     -------     --------     -------    --------
                                                           (Dollars in thousands)
Interest-bearing deposits:
  Demand deposits                         $   261        0.98%     $   261     $   261        0.98%

Securities available for sale:
  U.S. Government agency
   securities                                  --          --        2,032       2,032        3.39
  Obligations of state and
   political subdivisions (1)                  --          --        5,505       5,505        5.89
                                          -------     -------      -------     -------     -------
    Total securities                           --          --        7,537       7,537        5.18

Mortgage-backed securities:
  GNMA                                         --          --           51          51        4.67
  FNMA                                         --          --          130         130        5.72
  FHLMC                                        --          --        9,669       9,669        5.12
                                          -------     -------      -------     -------     -------
    Total mortgage-backed
        securities                             --          --        9,850       9,850        5.13
                                          -------     -------      -------     -------     -------

Total securities and mortgage-
backed securities available for sale           --          --       17,387      17,387        5.15

FHLB Stock                                  2,163        4.00        2,163       2,163        4.00
                                          -------     -------      -------     -------     -------

Total interest-bearing deposits
  and securities                          $ 2,424        3.67%     $19,811     $19,811        4.97%
                                          =======     =======      =======     =======     =======


(1) Yields on obligations of state and political subdivisions have been adjusted for their tax exempt status. Mortgage-backed securities have been included in maturity category based upon the final contractual maturity. Yields are calculated based upon annualized cost of the security.

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Corporation at the dates indicated:

                                                                 At June 30,
                                                --------------------------------------------
                                                        2003                     2002
                                                -------------------      -------------------
                                                           Percent                  Percent
                                                           of total                 of total
                                                 Amount    deposits       Amount    deposits
                                                 ------    --------       ------    --------
                                                          (Dollars in thousands)
    Transaction accounts:
        Noninterest-bearing demand
          deposit accounts                      $ 6,626        7.71%     $ 5,985        7.50%
        NOW accounts(1)                           6,237        7.26        6,565        8.23
        Savings accounts(2)                      13,072       15.21       12,561       15.75
        Money market accounts(3)                 16,961       19.73       14,805       18.56
                                                -------     -------      -------     -------
           Total transactions accounts           42,896       49.91       39,916       50.04

    Certificates of deposit:
        2.00% or less                             2,256        2.62          109        0.14
        2.01% - 4.00%                            24,532       28.54       16,620       20.83
        4.01% - 6.00%                            15,715       18.28       15,535       19.47
        6.01% - 8.00%                               554        0.65        7,593        9.52
                                                -------     -------      -------     -------
           Total certificates of deposit(4)      43,057       50.09       39,857       49.96
                                                -------     -------      -------     -------

    Total deposits                              $85,953      100.00%     $79,773      100.00%
                                                =======     =======      =======     =======


(1) The weighted average rate on NOW accounts was 0.50% at June 30, 2003 and 2002.
(2) The weighted average rate on savings accounts was 1.02% and 1.58% at June 30, 2003 and 2002.
(3) The weighted average rate on money market accounts was 1.16% and 2.22% at June 30, 2003 and 2002.
(4) The weighted average rate on all certificates of deposit was 3.53% and 4.62% at June 30, 2003 and 2002.

The following table shows rate and maturity information for the Corporation's certificates of deposit at June 30, 2003:

                                                         At June 30, 2003
                                          -----------------------------------------------
                                                        Over
                                            Up to     1 year to      Over
        Rate                              one year     2 years      2 years        Total
        ----                              --------    ---------     --------     --------
                                                          (In thousands)
    2.00% or less                         $  1,869     $    387     $     --     $  2,256
    2.01% to 4.00%                          13,245        5,006        6,281       24,532
    4.01% to 6.00%                           2,639        1,788       11,288       15,715
    6.01% to 8.00%                             254          300           --          554
                                          --------     --------     --------     --------

        Total certificates of deposit     $ 18,007     $  7,481     $ 17,569     $ 43,057
                                          ========     ========     ========     ========

At June 30, 2003, approximately $18.0 million of the Corporation's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity.

The following table presents the amount of the Corporation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2003:

            Maturity                                               Amount
            --------                                               ------
                                                               (In thousands)
    Three months or less                                          $  1,157
    Over 3 months to 6 months                                           --
    Over 6 months to 12 months                                       1,551
    Over 12 months                                                   5,043
                                                                  --------

        Total                                                     $  7,751
                                                                  ========

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

The following table sets forth the Corporation's deposit account balance activity for the periods indicated:

                                                     Year ended June 30,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
                                                   (Dollars in thousands)

    Beginning balance                              $ 79,773      $ 71,172
    Increase before interest credited                 4,861         6,904
                                                   --------      --------
    Net deposits before interest credited            84,634        78,076
    Interest credited                                 1,319         1,697
                                                   --------      --------
    Ending balance                                 $ 85,953      $ 79,773
                                                   ========      ========

    Net increase                                   $  6,180      $  8,601
                                                   ========      ========
    Percent increase                                   7.75%        12.08%
                                                   ========      ========

BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $2.2 million at June 30, 2003.

The following table sets forth the maximum month-end and average balance of borrowings for the periods indicated:

                                                              Year ended June 30,
                                                            ----------------------
                                                              2003          2002
                                                            --------      --------
                                                            (Dollars in thousands)
    Balance at period end:
        FHLB advances                                       $ 38,720      $ 28,802
        Weighted average rate                                   4.90%         5.47%

    Maximum balance at any month end during the period:

        FHLB advances                                       $ 40,802      $ 31,525

    Average balance for the period:
        FHLB advances and other borrowings                  $ 37,352      $ 30,817
        Weighted average rate                                   4.94%         5.22%

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

COMPETITION

The Bank faces competition for deposits and loans from other savings associations and banks in the Bank's primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

EMPLOYEES

At June 30, 2003, the Bank had 35 full-time equivalent employees and 10 part-time employees.

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

REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets and risk-based capital (which for the Bank consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk). The Bank is also required to meet minimum core capital requirements. Savings associations with the highest examination rating must maintain core capital (which for the Bank consists solely of tangible capital) of at least 3% of their adjusted total assets. Those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of at least 4%. Depending on the association's examination rating and overall risk, the OTS may require a higher core capital ratio. The Bank exceeded the core capital requirements at June 30, 2003.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 2003, met the standards for a well-capitalized institution.

Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized.

QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student, and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consists of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2003, the Bank met the QTL test.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at June 30, 2003.

All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. HLFC and HLFS are affiliates of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, acceptance of a security issued by the affiliate as collateral for an extension of credit to any person, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank complied with these requirements and restrictions at June 30, 2003.

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

HOLDING COMPANY REGULATION. As a savings and loan holding company within the meaning of the Home Owners Loan Act (the "HOLA"), HLFC is registered with the OTS and subject to OTS regulations, examination, supervision, and reporting requirements.

HLFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the non-banking activities of unitary savings and loan holding companies and such companies may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of HLFC and its affiliates may be imposed on the savings association. However, if the savings association subsidiary of a unitary holding company fails to meet the QTL, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2003, the Bank met the QTL test. See "Qualified Thrift Lender Test."

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

FRB REGULATIONS

FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.1 million (subject to an exemption of up to $6.0 million), and of 10% of net transaction accounts over $42.1 million. At June 30, 2003, the Bank complied with this reserve requirement.

                                    TAXATION

FEDERAL TAXATION

HLFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, HLFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. Based on the Bank's average gross receipts for the three tax years ending on June 30, 2003, the Bank would not qualify as a small corporation exempt from the alternative minimum tax.

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

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to HLFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2003, the Bank's pre-1988 reserves for tax purposes totaled approximately $1,548,000. The Bank believes it had approximately $2,584,000 of accumulated earnings and profits for tax purposes as of June 30, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

The tax returns of the Bank have been audited or closed without audit through fiscal year 1999. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.

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

ITEM 2. - DESCRIPTION OF PROPERTY

The following table sets forth certain information at June 30, 2003, regarding the properties on which the main office and the branch offices of the Bank are located:

                                         Owned or       Date      Net book
                 Location                 leased      acquired      value       Deposits
                 --------                 ------      --------      -----       --------
                                                                              (In thousands)
    401 Main Street                        Owned        1924      $ 108,338     $ 52,412
    Coshocton, Ohio  43812-1523

    590 Walnut Street                      Owned        1985      $ 123,778     $ 17,923
    Coshocton, Ohio  43812-1632

    503 West Main Street                   Owned        1999      $ 523,642     $ 15,618
    West Lafayette, Ohio  43845-1134

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


                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2003 (the "Annual Report") under the caption "Market Price of the Corporation's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7. - FINANCIAL STATEMENTS

The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLC dated July 24, 2003, are incorporated herein by reference.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of HLFC (the "Proxy Statement"), under the captions "Beneficial Ownership Reporting Compliance", "Election of Directors", "Executive Officers and Compensation" and "Audit Committee Report" is incorporated herein by reference.

ITEM 10. - EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the captions "Director Compensation" and "Executive Officers and Compensation" is incorporated herein by reference.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The information contained in the Proxy Statement under the caption "Ownership of the Company's Shares" is incorporated herein by reference.

HLFC maintains the Home Loan Financial Corporation 1998 Stock Option and Incentive Plan ("SOP") under which it may issue equity securities to its directors, officers and employees. The SOP was approved by HLFC's shareholders at the 1998 Annual Meeting of Shareholders.

The following table shows, as of June 30, 2003, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the SOP, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                              (a)                      (b)                           (c)
                        --------------------     -------------------     -----------------------
                                                                         Number of securities
                                                                         remaining available for
                        Number of securities                             future issuance under
                        to be issued upon        Weighted-average        equity compensation
                        exercise of              exercise price of       plans (excluding
Plan Category           outstanding options      outstanding options     securities reflected in
                                                                         column (a))
-------------------     --------------------     -------------------     -----------------------
Equity compensation
 plans approved by
 shareholders.                86,509                   $7.74                     49,696

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Certain Transactions with the Bank" is incorporated herein by reference.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      3           Articles of Incorporation and Code of Regulations.

      10.1        Employment Contract for Robert C. Hamilton.

      10.2        Home Loan Financial Corporation 1998 Stock Option and
                  Incentive Plan.

      10.3        Home Loan Financial Corporation Recognition and Retention
                  Plan.

      11          Statement Regarding Computation of Earnings per Share.

      13 2003 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of HLFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

      20          Proxy Statement for 2003 Annual Meeting of Shareholders.

      21          Subsidiaries of Home Loan Financial Corporation.

      23          Consent of independent accountants.

      31.1        Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2        Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K

      On April 18, 2003, a Form 8-K was filed to report the issuance of a press release regarding earnings for the quarter ended March 31, 2003.

      On July 9, 2003, a Form 8-K was filed to report the issuance of a press release regarding the declaration of a dividend.

      On July 28, 2003, a Form 8-K was filed to report the issuance of a press release regarding earnings for the year ended June 30, 2003.

ITEM 14. - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of HLFC's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that HLFC's disclosure controls and procedures are effective. There were no changes in HLFC's internal controls which materially affected, or are reasonably likely to materially affect, HLFC's internal controls over financial reporting.

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

                                           Date:  September 29, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Hamilton                     /s/ Preston W. Bair
------------------------------------       -----------------------------------
Robert C. Hamilton,                        Preston W. Bair,
President and Director                     Chief Financial Officer


Date: September 29, 2003                   Date: September 29, 2003



/s/ Neal J. Caldwell                       /s/ Robert D. Mauch
------------------------------------       -----------------------------------
Neal J. Caldwell                           Robert D. Mauch
Director                                   Director


Date: September 29, 2003                   Date: September 29, 2003



/s/ Douglas L. Randles                     /s/ Marion M. Sutton
------------------------------------       -----------------------------------
Douglas L. Randles                         Marion M. Sutton
Director                                   Director


Date: September 29, 2003                   Date: September 29, 2003



/s/ Kyle R. Hamilton
------------------------------------
Kyle R. Hamilton
Director

Date: September 29, 2003

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

 3.2      Certificate of Amendment to         Incorporated by reference to Pre-Effective
          Articles of Incorporation of Home   Amendment No. 1 to the S-1 filed with the SEC
          Loan Financial Corporation          on February 3, 1998, Exhibit 3.2.

 3.3      Code of Regulations of Home Loan    Incorporated by reference to the S-1, Exhibit 3.3.
          Financial Corporation

 10.1     Employment Contract for Robert C.   Incorporated by reference to the Form 10-KSB filed
          Hamilton                            on EDGAR by HLFC on September 28, 1998, SEC file
                                              number 000-2392 (the "10-KSB") with the SEC,
                                              Exhibit 10.

 10.2     Home Loan Financial Corporation
          1998 Stock Option and Incentive
          Plan.

 10.3     Home Loan Financial Corporation
          Recognition and Retention Plan.

 11       Statement Regarding Computation     See Note 17 to the consolidated financial
          of Earnings per Share               statements.

 13       Home Loan Financial Corporation
          2003 Annual Report to
          Shareholders

 20       Proxy Statement for 2003 Annual     Incorporated by reference to the Definitive Proxy
          Meeting of Shareholders             Statement filed with the SEC on September 12, 2003.

 21       Subsidiaries of Home Loan
          Financial Corporation

 23       Consent of independent
          accountants

 31.1     Certification of the Chief
          Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley
          Act of 2002

 31.2     Certification of the Chief
          Financial Officer Pursuant to
          Section 302 of the Sarbanes-Oxley
          Act of 2002

 32.1     Certification of the Chief
          Executive Officer Pursuant to
          Section 906 of the Sarbanes-Oxley
          Act of 2002

 32.2     Certification of the Chief
          Financial Officer Pursuant to
          Section 906 of the Sarbanes-Oxley
          Act of 2002