Form 10QSB
period 2003-09-30
HOME LOAN FINANCIAL CORP
filed 2003-11-14
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
       -------           ------


As of October 31, 2003 the latest practical date, 1,673,570 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No        X
       -------           ------



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION

                                      INDEX





                                                                                                           Page
                                                                                                           ----


PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements..............................................      8

         Item 2.   Management's Discussion and Analysis...............................................     16

         Item 3.   Controls and Procedures.............................................................    22


Part II - Other Information

         Item 1.   Legal Proceedings..................................................................     23

         Item 2.   Changes in Securities..............................................................     23

         Item 3.   Defaults Upon Senior Securities....................................................     23

         Item 4.   Submission of Matters to a Vote of Security Holders................................     23

         Item 5.   Other Information..................................................................     23

         Item 6.   Exhibits and Reports on Form 8-K...................................................     23

SIGNATURES ...........................................................................................     24

INDEX TO EXHIBITS.....................................................................................     25

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                    September 30,          June 30,
                                                                        2003                 2003
                                                                        ----                 ----
ASSETS
Cash and due from financial institutions                            $   3,296,000       $   3,751,220
Interest-bearing deposits in other financial institutions                 260,980             261,177
                                                                    -------------       -------------
     Total cash and cash equivalents                                    3,556,980           4,012,397
Securities available for sale                                           7,289,964           7,536,746
Mortgage-backed securities available for sale                           7,794,660           9,850,287
Federal Home Loan Bank stock                                            2,184,700           2,162,900
Loans, net                                                            127,640,122         121,759,596
Premises and equipment, net                                             1,181,454           1,218,370
Accrued interest receivable                                               646,625             738,357
Other assets                                                              312,130             504,077
                                                                    -------------       -------------

         Total assets                                               $ 150,606,635       $ 147,782,730
                                                                    =============       =============


LIABILITIES
Deposits                                                            $  86,541,397       $  85,953,036
Federal Home Loan Bank advances                                        40,990,248          38,720,382
Accrued interest payable                                                  525,899             580,142
Accrued expenses and other liabilities                                    749,846             818,719
                                                                    -------------       -------------
     Total liabilities                                                128,807,390         126,072,279

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                             --                  --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                      --                  --
Additional paid-in capital                                             14,218,880          14,166,911
Retained earnings                                                      14,513,394          14,514,056
Unearned employee stock ownership plan shares                            (998,725)         (1,067,434)
Unearned recognition and retention plan shares                           (211,592)           (256,212)
Treasury stock, at cost - 586,488 shares at September 30, 2003
  and 596,305 shares at June 30, 2003                                  (5,949,856)         (6,090,975)
Accumulated other comprehensive income                                    227,144             444,105
                                                                    -------------       -------------
     Total shareholders' equity                                        21,799,245          21,710,451
                                                                    -------------       -------------

         Total liabilities and shareholders' equity                 $ 150,606,635       $ 147,782,730
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                              September 30,
                                                              -------------
                                                         2003               2002
                                                         ----               ----
Interest income
     Loans, including fees                            $ 2,256,511       $ 2,215,443
     Taxable Securities                                   100,041           158,694
     Nontaxable securities                                 52,592            39,118
     Dividends on FHLB stock and other                     21,881            23,445
                                                      -----------       -----------
         Total interest income                          2,431,025         2,436,700

Interest expense
     Deposits                                             457,292           581,553
     FHLB advances                                        481,279           455,833
                                                      -----------       -----------
         Total interest expense                           938,571         1,037,386
                                                      -----------       -----------

Net interest income                                     1,492,454         1,399,314
Provision for loan losses                                  15,000            30,000
                                                      -----------       -----------

Net interest income after provision for
     loan losses                                        1,477,454         1,369,314

Noninterest income
     Service charges and other fees                        94,208            75,290
     Net gains on sales of loans                            2,940                --
     Earnings from Coshocton County Title Agency           98,719            30,651
     Other                                                 27,812            26,638
                                                      -----------       -----------
         Total noninterest income                         223,679           132,579

Noninterest expense
     Salaries and employee benefits                       577,584           515,069
     Occupancy and equipment                               79,340            77,916
     State franchise taxes                                 42,000            43,500
     Computer processing                                   49,173            46,773
     Legal, audit and supervisory exam fees                51,025            50,644
     Director fees                                         24,593            22,060
     Other                                                129,494           103,210
                                                      -----------       -----------
         Total noninterest expense                        953,209           859,172
                                                      -----------       -----------

Income before income taxes                                747,924           642,721
Income tax expense                                        253,000           216,900
                                                      -----------       -----------

Net income                                                494,924           425,821

Other comprehensive income (loss), net of tax            (216,961)          257,441
                                                      -----------       -----------

Comprehensive income                                  $   277,963       $   683,262
                                                      ===========       ===========

Basic earnings per common share                       $       .32       $       .29
                                                      ===========       ===========
Diluted earnings per common share                     $       .31       $       .28
                                                      ===========       ===========

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                           Accumulated
                                          Additional                   Unearned    Unearned                   Other
                                            Paid-In      Retained        ESOP         RRP       Treasury  Comprehensive
                                            Capital      Earnings       Shares       Shares      Shares       Income      Total
                                          -----------  -----------   -----------   ---------   -----------   --------  -----------

Balance at July 1, 2002                   $14,100,870  $13,831,012   $(1,354,006)  $(434,692)  $(6,186,296)  $187,613  $20,144,501

Net income for the period                          --      425,821            --          --            --         --      425,821

Cash dividend - $.135 per share                    --     (205,484)           --          --            --         --     (205,484)

Commitment to release 6,125 ESOP
  shares                                           --       14,754        64,746          --            --         --       79,500

Compensation expense with respect to
  recognition and retention plan                   --         (923)           --      44,620            --         --       43,697

Purchase of 20,000 treasury shares                 --           --            --          --      (261,000)        --     (261,000)

Change in fair value of securities
  available for sale, net of tax effects           --           --            --          --            --    257,441      257,441
                                          -----------  -----------   -----------   ---------   -----------   --------  -----------

Balance at September 30, 2002             $14,100,870  $14,065,180   $(1,289,260)  $(390,072)  $(6,447,296)  $445,054  $20,484,476
                                          ===========  ===========   ===========   =========   ===========   ========  ===========


                                   (Continued)

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
            CONSOLIDATEDSTATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (Continued) Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                         Additional                   Unearned     Unearned                   Other
                                           Paid-In      Retained        ESOP          RRP       Treasury  Comprehensive
                                           Capital      Earnings       Shares       Shares       Shares       Income       Total
                                         -----------  -----------   -----------   ---------   -----------   ---------   -----------

Balance at July 1, 2003                  $14,166,911  $14,514,056   $(1,067,434)  $(256,212)  $(6,090,975)  $ 444,105   $21,710,451

Net income                                        --      494,924            --          --            --          --       494,924

Cash dividend - $.275 per share                   --     (429,087)           --          --            --          --      (429,087)

Commitment to release 6,500 ESOP
  shares                                      32,043           --        68,709          --            --          --       100,752

Compensation expense with respect to
  recognition and retention plan                  --         (923)           --      44,620            --          --        43,697

Exercise of 9,817 stocks options
  and related tax benefit                     19,926      (65,576)           --          --       141,119          --        95,469

Change in fair value of securities
  available for sale, net of tax effects          --           --            --          --            --    (216,961)     (216,961)
                                         -----------  -----------   -----------   ---------   -----------   ---------   -----------

Balance at September 30, 2003            $14,218,880  $14,513,394   $  (998,725)  $(211,592)  $(5,949,856)  $ 227,144   $21,799,245
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                          2003              2002
                                                                                          ----              ----
Cash flows from operating activities
     Net income                                                                  $       494,924    $       425,821
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                     42,300             40,200
         Securities amortization and accretion                                            30,646              2,573
         Provision for loan losses                                                        15,000             30,000
         FHLB stock dividends                                                            (21,800)           (23,200)
         Compensation expense on ESOP shares                                             100,752             79,500
         Compensation expense on RRP shares                                               43,697             43,697
         Net change in accrued interest receivable and other assets                      283,679            (47,030)
         Net change in accrued expenses and other liabilities                              8,577            179,344
         Net change in deferred loan fees                                                  3,220              1,802
                                                                                 ---------------    ---------------
              Net cash from operating activities                                       1,000,995            732,707

Cash flows from investing activities
     Purchases of securities available for sale                                               --         (5,095,801)
     Proceeds from maturities and principal paydowns of
         mortgage-backed securities available for sale                                 1,943,035            764,761
     Net change in loans                                                              (5,898,746)        (3,765,329)
     Premises and equipment expenditures                                                  (5,384)           (33,400)
                                                                                 ---------------    ---------------
         Net cash from investing activities                                           (3,961,095)        (8,129,769)

Cash flows from financing activities
     Net change in deposits                                                              588,361           (140,008)
     Net change in short-term FHLB advances                                            2,400,000          2,625,000
     Proceeds from long-term FHLB advances                                                    --         10,000,000
     Repayments of long-term FHLB advances                                              (130,134)        (4,051,503)
     Cash dividends paid                                                                (429,087)          (205,484)
     Purchase of treasury stock                                                               --           (261,000)
     Proceeds from exercise of stock options                                              75,543                 --
                                                                                 ---------------    ---------------
         Net cash from financing activities                                            2,504,683          7,967,005
                                                                                 ---------------    ---------------

Net change in cash and cash equivalents                                                 (455,417)           569,943
Cash and cash equivalents at beginning of period                                       4,012,397          2,931,785
                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period                                       $     3,556,980    $     3,501,728
                                                                                 ===============    ===============

Supplemental disclosures of cash flow information
     Interest                                                                    $       992,814    $     1,013,544
     Income taxes                                                                         50,338                 --


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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at September 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2003. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2003, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

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

On January 1, 2003, the Corporation adopted Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, Corporation adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Corporation's operating results or financial condition.

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

                                                                             Three Months Ended
                                                                                September 30,
                                                                                -------------
                                                                           2003             2002
                                                                           ----             ----

Net income as reported                                                 $   494,924     $    425,821
Deduct: Stock-based compensation expense
  determined under fair value based method                                  42,866           40,301
                                                                       -----------     ------------

Pro forma net income                                                   $   452,058     $    385,520
                                                                       ===========     ============

Basic earnings per share as reported                                   $      .32      $        .29
Pro forma basic earnings per share                                            .29               .26

Diluted earnings per share as reported                                 $      .31      $        .28
Pro forma diluted earnings per share                                          .29               .25



--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in other comprehensive income were as follows.


                                                   Estimated           Gross            Gross
                                                     Fair           Unrealized       Unrealized
                                                     Value             Gains           Losses
                                                --------------   ---------------   --------------
September 30, 2003
------------------
Securities available for sale
     U.S. Government agencies                   $    2,017,820   $        17,064   $           --
     Obligations of state and
       political subdivisions                        5,272,144           187,548               --
                                                --------------   ---------------   --------------

                                                $    7,289,964   $       204,612   $           --
                                                ==============   ===============   ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $    7,794,660   $       175,420   $      (35,874)
                                                ==============   ===============   ==============

June 30, 2003
-------------
Securities available for sale
     U.S. Government agencies                   $    2,031,560   $        30,603   $           --
     Obligations of state and
       political subdivisions                        5,505,186           418,714               --
                                                --------------   ---------------   --------------

                                                $    7,536,746   $       449,317   $           --
                                                ==============   ===============   ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $    9,850,287   $       223,569   $           --
                                                ==============   ===============   ==============


The fair value of securities by contractual maturity at September 30, 2003, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                          Estimated
                                                                            Fair
                                                                            Value
                                                                            -----

           Due in one year or less                                     $    2,017,820
           Due after one year through five years                                   --
           Due after five years through ten years                           5,065,428
           Due after ten years                                                206,716
           Mortgage-backed securities                                       7,794,660
                                                                       --------------

                                                                       $   15,084,624
                                                                       ==============

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

No securities were sold during the three months ended September 30, 2003 or 2002. At September 30, 2003 and June 30, 2003, securities with a carrying value of $1,231,724 and $1,211,667 were pledged to secure public funds.


NOTE 3 - LOANS

Loans at September 30, 2003 and June 30, 2003 were as follows.

                                                                                    September 30,        June 30,
                                                                                        2003               2003
                                                                                        ----               ----
     Residential real estate loans:
         1 - 4 family                                                              $   85,028,902   $    82,123,726
         Multi-family                                                                     444,113           168,922
         Home equity                                                                    4,817,357         4,946,547
     Nonresidential real estate                                                        15,651,588        13,215,845
     Real estate construction                                                           1,366,671         2,899,192
     Land                                                                               1,767,113         1,558,929
                                                                                   --------------   ---------------
         Total real estate loans                                                      109,075,744       104,913,161
     Commercial loans                                                                   7,378,039         6,403,141
     Consumer and other loans:
         Home improvement                                                                 214,417           222,105
         Automobile                                                                     7,932,636         7,757,527
         Deposit                                                                          195,458           252,522
         Credit card                                                                      573,258           522,535
         Other                                                                          3,356,486         3,220,561
                                                                                   --------------   ---------------
              Total consumer and other loans                                           12,272,255        11,975,250
                                                                                   --------------   ---------------
     Total loans                                                                      128,726,038       123,291,552
     Less:
         Allowance for loan losses                                                       (566,958)         (548,543)
         Loans in process                                                                (369,350)         (837,025)
         Net deferred loan fees and costs                                                (149,608)         (146,388)
                                                                                   --------------   ---------------

                                                                                   $  127,640,122   $   121,759,596
                                                                                   ==============   ===============

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

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                           2003            2002
                                                                                           ----            ----

     Balance at beginning of period                                                $      548,543   $       499,467
     Provision for losses                                                                  15,000            30,000
     Charge-offs                                                                          (23,460)          (28,383)
     Recoveries                                                                            26,875                60
                                                                                   --------------   ---------------

     Balance at end of period                                                      $      566,958   $       501,144
                                                                                   ==============   ===============

Impaired loans were as follows.


                                                                                     September 30,      June 30,
                                                                                         2003            2003
                                                                                         ----            ----

Period-end loans with no allocated allowance
  for loan losses                                                                  $           --   $            --
Period-end loans with allocated allowance
  for loan losses                                                                         449,000           449,000
                                                                                   --------------   ---------------

     Total                                                                         $      449,000   $       449,000
                                                                                   ==============   ===============

Amount of the allowance for loan loss allocated                                            4,000              4,000

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                             -------------
                                                                                           2003            2002
                                                                                           ----            ----

Average of impaired loans during the period                                              449,000                --
Interest income recognized during impairment                                              12,101                --
Cash-basis interest income recognized                                                     12,101                --

                                                                                       September 30,     June 30,
                                                                                           2003            2003
                                                                                           ----            ----

Loans past due over 90 days still on accrual                                       $      211,000   $       141,000
Nonaccrual loans                                                                        1,602,000           517,000

Nonperforming loans includes smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - FHLB ADVANCES

At September 30, 2003, the Bank had a cash management line of credit enabling it to borrow up to $10,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $2,400,000 at September 30, 2003. No borrowings were outstanding on this line of credit at June 30, 2003. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at September 30, 2003. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $42,832,000, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

At period-end, advances from the FHLB were as follows.

                                                          Interest          September 30,       June 30,
                                                        Rate Ranges             2003              2002
                                                        -----------             ----              ----
     Cash management line of credit                        1.27%         $    2,400,000     $           --
     Fixed rate advances, final maturities
       ranging from May 2006 to May 2008                 2.28-3.62            4,730,000          4,730,000
     Convertible, fixed-rate advances, final
       maturities ranging from March 2004
       to July 2012                                      4.39-6.23           27,000,000         27,000,000
     Select payment mortgage matched
       advances, final maturities ranging
       from January 2012 to July 2022                    2.84-5.50            6,860,248          6,990,382
                                                                         --------------     --------------

                                                                         $   40,990,248     $   38,720,382
                                                                         ==============     ==============

At September 30, 2003, the scheduled maturities of advances from the FHLB were as follows.


     Period ended: September    2004                                      $   13,312,933
                                2005                                             838,849
                                2006                                           1,493,731
                                2007                                           3,246,587
                                2008                                           5,146,548
                                Thereafter                                    16,951,600
                                                                          --------------

                                                                          $   40,990,248
                                                                          ==============


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of September 30, 2003.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2003 and June 30, 2003 was as follows.

                                                                                September 30,        June 30,
                                                                                    2003               2003
                                                                                    ----               ----

Lines of credit-variable rate                                                $     4,640,000    $    5,743,000
1-4 family residential real estate-variable rate                                   1,921,000         1,187,000
1-4 family residential real estate-fixed rate                                        404,000         1,249,000
Commercial real estate-variable rate                                                 350,000           145,000
Credit card arrangements-fixed rate                                                1,435,000         1,452,000

The interest rate on fixed-rate commitments ranged from 5.50% to 13.90% at September 30, 2003 and from 4.75% to 13.90% at June 30, 2003.


NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                           2003            2002
                                                                                           ----            ----
Basic
     Net income                                                                      $     494,924   $      425,821
                                                                                     =============   ==============

     Weighted average common shares outstanding                                          1,659,784        1,635,367
     Less:  Average unallocated ESOP shares                                                (97,322)        (124,620)
     Less:  Average nonvested RRP shares                                                   (18,175)         (32,049)
                                                                                     -------------   --------------
     Average shares                                                                      1,544,287        1,478,698
                                                                                     =============   ==============

     Basic earnings per common share                                                 $         .32   $          .29
                                                                                     =============   ==============

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 6 - EARNINGS PER SHARE (Continued)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                           2003            2002
                                                                                           ----            ----
Diluted
     Net income                                                                      $     494,924   $      425,821
                                                                                     =============   ==============

     Weighted average common shares outstanding
       for basic earnings per common share                                               1,544,287        1,478,698
     Add:  Dilutive effects of assumed exercises of stock options                           38,138           51,530
     Add:  Dilutive effects of average nonvested RRP shares,
       net of tax benefits                                                                     478               52
                                                                                     -------------   --------------
     Average shares and dilutive potential
       common shares                                                                     1,582,903        1,530,280
                                                                                     =============   ==============

Diluted earnings per common share                                                    $         .31   $          .28
                                                                                     =============   ==============


NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                           2003            2002
                                                                                           ----            ----
Unrealized holding gains (losses) on
  available-for-sale securities                                                      $    (328,728)  $      390,062
Tax effect                                                                                 111,767         (132,621)
                                                                                     -------------   --------------

Other comprehensive income (loss)                                                    $    (216,961)  $      257,441
                                                                                     =============   ==============




--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation as of September 30, 2003 compared to June 30, 2003, and the consolidated results of operations for the three months ended September 30, 2003 compared with the same period in 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.


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


FINANCIAL CONDITION

Total assets at September 30, 2003 were $150.6 million compared to $147.8 million at June 30, 2003, an increase of $2.8 million, or 1.9%. The increase in total assets was primarily in loans, which increased $5.9 million and was partially offset by a decrease in mortgage-backed securities available for sale.

Securities available for sale decreased from $7.5 million at June 30, 2003 to $7.3 million at September 30, 2003 due to a decline in fair value of these securities due to the increase in long-term interest rates. No purchases, maturities or sales occurred in the portfolio. Mortgage-backed securities, which totaled $9.9 million at June 30, 2003, decreased $2.1 million to $7.8 million. The decline was due to principal paydowns, which were used to fund loan growth.

Loan growth during the three months ended September 30, 2003, which totaled $5.9 million, occurred primarily in real estate loans, and in particular, in one- to four-family residential real estate loans and non-residential real estate loans. The growth was due to competitive pricing in the current low interest rate environment. Commercial loans increased $975,000 due to efforts to attract business customers. Consumer and other loans had a modest increase since June 30, 2003.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Total deposits increased from $86.0 million at June 30, 2003 to $86.5 million at September 30, 2003. Savings accounts increased by $512,000, certificates of deposit increased by $165,000 and noninterest bearing demand accounts increased by $186,000. These increases were partially offset by a $275,000 decrease in NOW and money market accounts. As a result of the shift in accounts, the certificates of deposit portfolio as a percent of total deposits decreased from 50.1% at June 30, 2003 to 49.9% at September 30, 2003. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $41.0 million at September 30, 2003, compared to $38.7 million at June 30, 2003, an increase of $2.3 million. The Corporation utilized the additional advances to fund loan growth. At September 30, 2003, $2.4 million was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. No borrowings were outstanding under the line of credit at June 30, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

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

Net income was $494,924 for the three months ended September 30, 2003, compared to $425,821 for the three months ended September 30, 2002. The increase in net income for the three months ended September 30, 2003 was the result of an increase in net interest income and a significant increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $1,492,454 for the three months ended September 30, 2003, compared to $1,399,314 for the three months ended September 30, 2002, representing an increase of $93,140 or 6.7%. The net interest margin decreased from 4.26% for the three months ended September 30, 2002 to 4.16% for the three months ended September 30, 2003. However, the increase in average earning assets more than offset the decline in the net interest margin.

Interest and fees on loans increased $41,068, or 1.9%, from $2,215,443 for the three months ended September 30, 2002 to $2,256,511 for the three months ended September 30, 2003. The increase was due to a higher average balance of loans resulting from strong loan demand, which was partially offset by a decline in yield on loans.

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

Interest earned on securities decreased $45,179, or 22.8%, from $197,812 for the three months ended September 30, 2002 to $152,633 for the three months ended September 30, 2003. The decrease was a result of a decline in the yield on securities. Dividends on FHLB stock and other declined during the three-month period ended September 30, 2003 as compared to the same period in 2002 due to a lower dividend rate paid on FHLB stock.

Interest expense on deposits decreased $124,261 from $581,553 for the three months ended September 30, 2002, to $457,292 for the three months ended September 30, 2003. The decrease in interest expense was the result of a decline in the cost of funds, which more than offset an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances increased $25,446, or 5.6%, from $455,833 for the three months ended September 30, 2002, compared to $481,279 for the three months ended September 30, 2003. The increase was the result of an increase in the average balance of FHLB advances, partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

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

The provision for loan losses for the three months ended September 30, 2003 was $15,000 compared to $30,000 for the three months ended September 30, 2002. The allowance for loan losses totaled $567,000, or 0.44% of gross loans, at September 30, 2003, compared to $549,000, or 0.45% of gross loans, at June 30, 2003. Nonperforming loans have increased from $658,000 at June 30, 2003 to $1.9 million. The increase in nonperforming loans was primarily due to one large relationship comprised of two loans totaling $665,000 and several smaller loans, which are primarily one-to-four family residential real estate loans. Management does not believe the Corporation will experience significant losses on these nonperforming loans based upon the underlying collateral. However, should circumstances change, additional provision to the allowance maybe necessary. The Corporation has not experienced significant charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

For the three months ended September 30, 2003, noninterest income totaled $223,679 compared to $132,579 for the three months ended September 30, 2002. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in Coshocton County Title Agency ("CCTA"). CCTA

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

was formed in June 2002 by the Corporation and two other investors to provide title insurance on properties. The Corporation's income from its ownership of CCTA during the three months ended September 30, 2003 is the result of the high level of loan refinance activity in this current low interest rate environment. Service charges and other fees increased primarily due to an increase in overdraft account volume and ATM service charges.

Noninterest expense totaled $953,209 for the three months ended September 30, 2003, compared to $859,172 for the same period in 2002. This increase was due primarily to increases in salaries and employee benefits, occupancy and equipment and computer processing. Salaries and employee benefits expense increased $62,515, or 12.1% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2002. Other noninterest expense increased $26,284 for the quarter ended September 30, 2003 as compared to the same quarter in 2002. The major factors in this increase were increases in educational seminars, consulting fees and miscellaneous expenses.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $253,000 for the three months ended September 30, 2003, compared to $216,900 for the three months ended September 30, 2002. The effective tax rate was 33.8% for the three months ended September 30, 2003, compared to 33.7% for the three months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2003 and 2002.

                                                                                              Three Months
                                                                                           Ended September 30,
                                                                                           -------------------
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                         (Dollars in thousands)
Net income                                                                           $        495      $        426
Adjustments to reconcile net income to net cash from
  operating activities                                                                        506               307
                                                                                     ------------      ------------
Net cash from operating activities                                                          1,001               733
Net cash from investing activities                                                         (3,961)           (8,130)
Net cash from financing activities                                                          2,505             7,967
                                                                                     ------------      ------------
Net change in cash and cash equivalents                                                      (455)              570
Cash and cash equivalents at beginning of period                                            4,012             2,932
                                                                                       ----------       -----------

Cash and cash equivalents at end of period                                           $      3,557             3,502
                                                                                     ============      ============


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB and other sources. While scheduled loan repayments and maturing securities are relatively predictable, interest rates, general economic conditions, and competition influence early loan prepayments, mortgage-backed security prepayments and deposit flows. The Corporation maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. It is not anticipated that the current rising interest rate environment will significantly affect the liquidity position of the Bank. However, if necessary, the Bank can sell any of its investments so as to increase its liquidity position.

At September 30, 2003, the Corporation had commitments to originate variable and fixed-rate residential and commercial real estate mortgage loans totaling $2,675,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At September 30, 2003, and June 30, 2003, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 2003 and June 30, 2003. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.


--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

At September 30, 2003 and June 30, 2003, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                                  To Be
                                                                                            Well Capitalized
                                                                  For Capital            Under Prompt Corrective
                                        Actual                 Adequacy Purposes           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
September 30, 2003
------------------
Total capital (to risk-
  weighted assets)             $  15,988        17.2%       $   7,445          8.0%      $   9,307        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,761        16.9            3,723          4.0           5,584         6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,761        10.5            6,009          4.0           7,511         5.0
Tangible capital (to
  adjusted total assets)          15,761        10.5            2,253          1.5             N/A

June 30, 2003
-------------
Total capital (to risk-
  weighted assets)             $  15,683        17.2%       $   7,307          8.0%      $   9,134        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,134        16.6            3,654          4.0           5,481         6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,134        10.3            5,879          4.0           7,349         5.0
Tangible capital (to
adjusted total assets)            15,134        10.3            2,205          1.5             N/A

--------------------------------------------------------------------------------

                         HOME LOAN FINANCIAL CORPORATION
                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of HLFC's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that HLFC's disclosure controls and procedures are effective. There were no changes in HLFC's internal controls, which materially affected, or are reasonably likely to materially affect, HLFC's internal controls over financial reporting.

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

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           The Annual Meeting of the Shareholders of the Corporation was held on October 14, 2003. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2004:

                                                FOR             WITHHELD
                                                ---             --------
           Neal J. Caldwell                   1,359,741           2,216
           Douglas L. Randles                 1,359,741           2,216

           The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2005:

           Robert C. Hamilton                 1,356,141           5,816
           Robert D. Mauch                    1,360,741           1,216
           Marion M. Sutton                   1,360,591           1,366

           Kyle R. Hamilton, who was elected to fill a vacancy created on the Board on August 1, 2003, will continue to serve as director until 2004.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Form 8-K was filed on July 28, 2003, disclosing the earnings press release for the quarter ended September 30, 2003. A Form 8-K was filed on July 9, 2003, disclosing a press release announcing a declaration of a dividend.


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




Date: November 14, 2003               /s/ Robert C. Hamilton
      ---------------------------     ------------------------------------------
                                      Robert C. Hamilton
                                      President and Chief Executive Officer





Date: November 14, 2003               /s/ Preston W. Bair
      ---------------------------     ------------------------------------------
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