Form 10QSB
period 2003-12-31
HOME LOAN FINANCIAL CORP
filed 2004-02-17
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number: 000-23927

                         HOME LOAN FINANCIAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                              31-1578552
               ----                                             ------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

                     401 Main Street, Coshocton, Ohio 43812
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (740) 622-0444
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]       No    [ ]


As of January 31, 2004 the latest practical date, 1,691,270 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      [ ]     No      [X]

                         HOME LOAN FINANCIAL CORPORATION
                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income and Comprehensive Income..............................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows...................................................      7

              Notes to Consolidated Financial Statements..............................................      8

         Item 2.   Management's Discussion and Analysis...............................................     16

         Item 3.   Controls and Procedures.............................................................    23

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     24

         Item 2.   Changes in Securities..............................................................     24

         Item 3.   Defaults Upon Senior Securities....................................................     24

         Item 4.   Submission of Matters to a Vote of Security Holders................................     24

         Item 5.   Other Information..................................................................     24

         Item 6.   Exhibits and Reports on Form 8-K...................................................     24

SIGNATURES ...........................................................................................     25

INDEX TO EXHIBITS.....................................................................................     26

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                               December 31,         June 30,
                                                                                  2003                2003
                                                                                  ----                ----
ASSETS
Cash and due from financial institutions                                     $     1,974,096    $     3,751,220
Interest-bearing deposits in other financial institutions                            314,756            261,177
                                                                             ---------------    ---------------
     Total cash and cash equivalents                                               2,288,852          4,012,397
Securities available for sale                                                      7,341,435          7,536,746
Mortgage-backed securities available for sale                                      7,004,980          9,850,287
Federal Home Loan Bank stock                                                       2,206,700          2,162,900
Loans, net                                                                       128,648,063        121,759,596
Premises and equipment, net                                                        1,169,179          1,218,370
Accrued interest receivable                                                          673,382            738,357
Other assets                                                                         303,327            504,077
                                                                             ---------------    ---------------

         Total assets                                                        $   149,635,918    $   147,782,730
                                                                             ===============    ===============

LIABILITIES
Deposits                                                                     $    84,323,160         85,953,036
Federal Home Loan Bank advances                                                   41,839,663         38,720,382
Accrued interest payable                                                             569,705            580,142
Accrued expenses and other liabilities                                               697,905            818,719
                                                                             ---------------    ---------------
     Total liabilities                                                           127,430,433        126,072,279

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                        --                 --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                 --                 --
Additional paid-in capital                                                        14,345,711         14,166,911
Retained earnings                                                                 14,547,625         14,514,056
Unearned employee stock ownership plan shares                                       (926,317)        (1,067,434)
Unearned recognition and retention plan shares                                      (202,006)          (256,212)
Treasury stock, at cost - 574,680 shares at December 31, 2003
  and 596,305 shares at June 30, 2003                                             (5,808,589)        (6,090,975)
Accumulated other comprehensive income                                               249,061            444,105
                                                                             ---------------    ---------------
     Total shareholders' equity                                                   22,205,485         21,710,451
                                                                             ---------------    ---------------

         Total liabilities and shareholders' equity                          $   149,635,918    $   147,782,730
                                                                             ===============    ===============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                              December 31,                   December 31,
                                                              ------------                   ------------
                                                         2003            2002           2003          2002
                                                         ----            ----           ----          ----
Interest income
     Loans, including fees                           $  2,190,445    $  2,266,619   $  4,446,956   $  4,482,062
     Taxable securities                                    95,632         140,466        195,673        299,160
     Nontaxable securities                                 52,611          54,790        105,203         93,908
     Dividends on FHLB stock and other                     21,952          24,150         43,833         47,595
                                                     ------------    ------------   ------------   ------------
         Total interest income                          2,360,640       2,486,025      4,791,665      4,922,725

Interest expense
     Deposits                                             431,872         544,381        889,164      1,125,934
     FHLB advances                                        480,817         465,346        962,096        921,179
                                                     ------------    ------------   ------------   ------------
         Total interest expense                           912,689       1,009,727      1,851,260      2,047,113
                                                     ------------    ------------   ------------   ------------

Net interest income                                     1,447,951       1,476,298      2,940,405      2,875,612

Provision for loan losses                                  30,000          65,000         45,000         95,000
                                                     ------------    ------------   ------------   ------------

Net interest income after provision for
     loan losses                                        1,417,951       1,411,298      2,895,405      2,780,612

Noninterest income
     Service charges and other fees                       102,924          71,438        197,132        146,728
     Net gains on sales of loans                           14,385          14,952         17,325         14,952
     Earnings from Coshocton County
       Title Agency                                        49,723          69,235        148,442         99,886
     Other                                                 15,692          44,025         43,504         70,663
                                                     ------------    ------------   ------------   ------------
         Total noninterest income                         182,724         199,650        406,403        332,229

Noninterest expense
     Salaries and employee benefits                       568,215         537,022      1,145,799      1,052,091
     Occupancy and equipment                               74,902          78,242        154,242        156,158
     State franchise taxes                                 42,000          43,500         84,000         87,000
     Computer processing                                   72,151          51,096        121,324         97,869
     Legal, audit and supervisory exam fees                50,785          45,225        101,810         95,869
     Director fees                                         22,560          22,060         47,153         44,120
     Other                                                119,456         104,118        248,950        207,328
                                                     ------------    ------------   ------------   ------------
         Total noninterest expense                        950,069         881,263      1,903,278      1,740,435
                                                     ------------    ------------   ------------   ------------

Income before income taxes                                650,606         729,685      1,398,530      1,372,406
Income tax expense                                        221,900         245,300        474,900        462,200
                                                     ------------    ------------   ------------   ------------

Net income                                                428,706         484,385        923,630        910,206

Other comprehensive income (loss), net of tax              21,917         (58,424)      (195,044)       199,017
                                                     ------------    ------------   ------------   ------------

Comprehensive income                                 $    450,623    $    425,961   $    728,586   $  1,109,223
                                                     ============    ============   ============   ============

Basic earnings per common share                      $       0.27    $       0.33   $       0.59   $       0.62
                                                     ============    ============   ============   ============
Diluted earnings per common share                    $       0.27    $       0.32   $       0.58   $       0.59
                                                     ============    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                            Additional                      Unearned     Unearned
                                             Paid-In       Retained           ESOP         RRP
                                             Capital       Earnings          Shares       Shares
                                             -------       --------          ------       ------
Balance at July 1, 2002                   $  14,100,870  $  13,831,012   $ (1,354,006)  $ (434,692)

Net income for the period                            --        910,206             --           --

Cash dividend - $.285 per share                      --       (432,160)            --           --

Commitment to release 12,750 ESOP
  shares                                             --         32,173        134,777           --

Compensation expense with respect to
  recognition and retention plan                 28,014         (1,846)            --       89,240

Purchase of 39,697 treasury shares                   --             --             --           --

Exercise of 9,080 stocks options                  4,582        (61,605)            --           --

Change in fair value of securities
  available for sale, net of tax effects             --             --             --           --
                                          -------------  -------------   ------------   ----------

Balance at December 31, 2002              $  14,133,466  $  14,277,780   $ (1,219,229)  $ (345,452)
                                          =============  =============   ============   ==========

                                                         Accumulated
                                                            Other
                                            Treasury    Comprehensive
                                             Shares         Income           Total
                                             ------         ------           -----
Balance at July 1, 2002                   $(6,186,296)   $   187,613    $   20,144,501

Net income for the period                          --             --           910,206

Cash dividend - $.285 per share                    --             --          (432,160)

Commitment to release 12,750 ESOP
  shares                                           --             --           166,950

Compensation expense with respect to
  recognition and retention plan                   --             --           115,408

Purchase of 39,697 treasury shares           (520,660)            --          (520,660)

Exercise of 9,080 stocks options              131,430             --            74,407

Change in fair value of securities
  available for sale, net of tax effects           --        199,017           199,017
                                          -----------    -----------    --------------

Balance at December 31, 2002              $(6,575,526)   $   386,630    $   20,657,669
                                          ===========    ===========    ==============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                   Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                Additional                          Unearned         Unearned
                                                  Paid-In          Retained           ESOP              RRP
                                                  Capital          Earnings          Shares           Shares
                                                  -------          --------          ------           ------
Balance at July 1, 2003                      $    14,166,911   $   14,514,056    $  (1,067,434)  $    (256,212)

Net income                                                --          923,630               --              --

Cash dividend - $.455 per share                           --         (712,226)              --              --

Commitment to release 13,350 ESOP
  shares                                              75,399               --          141,117              --

Compensation expense with respect to
  recognition and retention plan                      48,724           (1,846)              --          54,206

Purchase of 6,238 treasury shares                         --               --               --              --

Exercise of 27,863 stocks options
  and related tax benefit                             54,677         (175,989)              --              --

Change in fair value of securities
  available for sale, net of tax effects                  --               --               --              --
                                             ---------------   --------------    -------------   -------------

Balance at December 31, 2003                 $    14,345,711   $   14,547,625    $    (926,317)  $    (202,006)
                                             ===============   ==============    =============   =============

                                                               Accumulated
                                                                  Other
                                                Treasury      Comprehensive
                                                 Shares          Income            Total
                                                 ------          ------            -----
Balance at July 1, 2003                      $  (6,090,975)    $   444,105      $ 21,710,451

Net income                                              --              --           923,630

Cash dividend - $.455 per share                         --              --          (712,226)

Commitment to release 13,350 ESOP
  shares                                                --              --           216,516

Compensation expense with respect to
  recognition and retention plan                        --              --           101,084

Purchase of 6,238 treasury shares                 (107,969)             --          (107,969)

Exercise of 27,863 stocks options
  and related tax benefit                          390,355              --           269,043

Change in fair value of securities
  available for sale, net of tax effects                --        (195,044)         (195,044)
                                             -------------     -----------      ------------

Balance at December 31, 2003                 $  (5,808,589)    $   249,061      $ 22,205,485
                                             =============     ===========      ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                          ------------
                                                                                     2003             2002
                                                                                     ----             ----
Cash flows from operating activities
     Net income                                                                  $     923,630    $     910,206
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                   84,600           80,400
         Securities amortization and accretion                                          45,635            4,954
         Provision for loan losses                                                      45,000           95,000
         FHLB stock dividends                                                          (43,800)         (46,900)
         Loss on disposal of premised and equipment                                         --           16,523
         Gain on sale of other real estate owned                                            --           (5,303)
         Compensation expense on ESOP shares                                           216,516          166,950
         Compensation expense on RRP shares                                             52,360           87,394
         Net change in accrued interest receivable and other assets                    278,895          (48,210)
         Net change in accrued expenses and other liabilities                           72,627          (34,427)
         Net change in deferred loan fees                                                  772              341
                                                                                 -------------    -------------
              Net cash from operating activities                                     1,676,235        1,226,928

Cash flows from investing activities
     Purchases of securities available for sale                                       (998,910)      (5,095,801)
     Proceeds from maturities of securities available for sale                       1,000,000               --
     Proceeds from maturities and principal paydowns of
         mortgage-backed securities available for sale                               2,698,372        2,271,900
     Net change in loans                                                            (6,947,409)      (7,358,411)
     Purchase of FHLB Stock                                                                 --         (146,700)
     Premises and equipment expenditures                                               (35,409)         (61,922)
     Proceeds from disposition of premises and equipment                                    --           34,187
     Proceeds from sale of other real estate owned                                          --           79,400
                                                                                 -------------    -------------
         Net cash from investing activities                                         (4,283,356)     (10,277,347)

Cash flows from financing activities
     Net change in deposits                                                         (1,629,876)         926,404
     Net change in short-term FHLB advances                                          3,580,000        1,450,000
     Proceeds from long-term FHLB advances                                                  --       11,300,000
     Repayments of long-term FHLB advances                                            (460,719)      (4,142,461)
     Cash dividends paid                                                              (712,226)        (432,160)
     Purchase of treasury stock                                                       (107,969)        (520,660)
     Proceeds from exercise of stock options                                           214,366           69,825
                                                                                 -------------    -------------
         Net cash from financing activities                                            883,576        8,650,948
                                                                                 -------------    -------------

Net change in cash and cash equivalents                                             (1,723,545)        (399,471)
Cash and cash equivalents at beginning of period                                     4,012,397        2,931,785
                                                                                 -------------    -------------

Cash and cash equivalents at end of period                                       $   2,288,852    $   2,532,314
                                                                                 =============    =============

Supplemental disclosures of cash flow information
     Interest                                                                    $   1,861,697    $   2,005,009
     Income taxes                                                                      160,000          475,000
Supplemental noncash disclosure
     Transfer from loans to other real estate owned                                     13,170           61,984

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at December 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2003. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2003, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

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

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share includes the dilutive effect of RRP shares and the additional potential common shares issuable under outstanding stock options.

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

                                                   Three Months Ended                       Six Months Ended
                                                       December 31,                            December 31,
                                                       ------------                            ------------
                                                 2003               2002                  2003             2002
                                                 ----               ----                  ----             ----
Net income as reported                       $   428,706        $   484,385           $   923,630       $   910,206
Deduct: Stock-based compensation
  expense determined under fair value
  based method                                     7,285             41,042                50,151            81,343
                                             -----------        -----------           -----------       -----------

Pro forma net income                         $   421,421        $   443,343           $   873,479       $   828,863
                                             ===========        ===========           ===========       ===========

Basic earnings per share as reported         $      0.27        $      0.33           $      0.59       $      0.62
Pro forma basic earnings per share                  0.27               0.30                  0.56              0.56

Diluted earnings per share as reported       $      0.27        $      0.32           $      0.58       $      0.59
Pro forma diluted earnings per share                0.26               0.29                  0.55              0.54

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

                                                   Estimated           Gross            Gross
                                                     Fair           Unrealized       Unrealized
                                                     Value            Gains            Losses
                                                     -----            -----            ------
December 31, 2003

Securities available for sale
     U.S. Government agencies                   $    2,012,500   $        13,079   $           --
     Obligations of state and
       political subdivisions                        5,328,935           246,196               --
                                                --------------   ---------------   --------------

                                                $    7,341,435   $       259,275   $           --
                                                ==============   ===============   ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $    7,004,980   $       152,025   $       33,935
                                                ==============   ===============   ==============

June 30, 2003

Securities available for sale
     U.S. Government agencies                   $    2,031,560   $        30,603   $           --
     Obligations of state and
       political subdivisions                        5,505,186           418,714               --
                                                --------------   ---------------   --------------

                                                $    7,536,746   $       449,317   $           --
                                                ==============   ===============   ==============
Mortgage-backed securities
  available for sale
     U.S. Government agencies                   $    9,850,287   $       223,569   $           --
                                                ==============   ===============   ==============

The fair value of securities by contractual maturity December 31, 2003, were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                               Estimated
                                                                 Fair
                                                                 Value
                                                                 -----
Due in one year or less                                     $    1,008,750
Due after one year through five years                            1,003,750
Due after five years through ten years                           5,328,935
Due after ten years                                                     --
Mortgage-backed securities                                       7,004,980
                                                            --------------

                                                            $   14,346,415
                                                            ==============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

No securities were sold during the three or six months ended December 31, 2003 or 2002. At December 31, 2003 and June 30, 2002, securities with a carrying value of $1,205,625 and $1,211,667 were pledged to secure public funds.

NOTE 3 - LOANS

Loans at December 31 and June 30, 2003 were as follows.

                                                  December 31,             June 30,
                                                     2003                    2003
                                                     ----                    ----
Residential real estate loans:
    1 - 4 family                                 $  85,902,964           $  82,123,726
    Multi-family                                       163,906                 168,922
    Home equity                                      5,180,225               4,946,547
Nonresidential real estate                          15,889,075              13,215,845
Real estate construction                             2,342,394               2,899,192
Land                                                 1,938,106               1,558,929
                                                 -------------           -------------
    Total real estate loans                        111,416,670             104,913,161
Commercial loans                                     7,308,123               6,403,141
Consumer and other loans:
    Home improvement                                   182,095                 222,105
    Automobile                                       7,959,258               7,757,527
    Deposit                                            214,343                 252,522
    Credit card                                        563,479                 522,535
    Other                                            3,401,053               3,220,561
                                                 -------------           -------------
         Total consumer and other loans             12,320,228              11,975,250
                                                 -------------           -------------
Total loans                                        131,045,021             123,291,552
Less:
    Allowance for loan losses                         (570,426)               (548,543)
    Loans in process                                (1,679,372)               (837,025)
    Net deferred loan fees and costs                  (147,160)               (146,388)
                                                 -------------           -------------

                                                 $ 128,648,063           $ 121,759,596
                                                 =============           =============

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows.

                                     Three Months Ended          Six Months Ended
                                        December 31,               December 31,
                                        ------------               ------------
                                     2003         2002           2003         2002
                                     ----         ----           ----         ----
Balance at beginning of period    $ 566,958     $ 501,144     $ 548,543     $ 499,467
     Provision for losses            30,000        65,000        45,000        95,000
     Charge-offs                    (27,217)      (60,828)      (50,677)      (89,211)
     Recoveries                         685         2,044        27,560         2,104
                                  ---------     ---------     ---------     ---------

     Balance at end of period     $ 570,426     $ 507,360     $ 570,426     $ 507,360
                                  =========     =========     =========     =========

Impaired loans were as follows.

                                                    December 31,    June 30,
                                                       2003           2003
                                                       ----           ----
Period-end loans with no allocated allowance
  for loan losses                                    $     --      $     --
Period-end loans with allocated allowance
  for loan losses                                     439,000       449,000
                                                     --------      --------

     Total                                           $439,000      $449,000
                                                     ========      ========

Amount of the allowance for loan loss allocated      $  4,000      $  4,000

                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                                  ------------            ------------
                                 2003         2002       2003       2002
                                 ----         ----       ----       ----
Average of impaired loans
  during the period             $445,000      $--      $447,000     $ --
Interest income recognized
  during impairment               19,000       --        31,000       --
Cash-basis interest income
   recognized                     19,000       --        31,000       --

                                                                                December 31,      June 30,
                                                                                    2003            2003
                                                                                    ----            ----
Loans past due over 90 days still on accrual                                     $  363,000      $  141,000
Nonaccrual loans                                                                  2,593,000         517,000

Nonperforming loans includes smaller balance homogeneous loans, which are collectively evaluated for impairment, and individually classified impaired loans.

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES

At December 31, 2003, the Bank had a cash management line of credit enabling it to borrow up to $10,000,000 from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $3,580,000 at December 31, 2003. No borrowings were outstanding on this line of credit at June 30, 2003. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at December 31, 2003. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $66,605,600, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

At period-end, advances from the FHLB were as follows.

                                              Interest      December 31,        June 30,
                                             Rate Ranges        2003              2003
                                             -----------        ----              ----
Cash management line of credit                    1.27%     $  3,580,000      $        --
Fixed rate advances, final maturities
  ranging from May 2006 to May 2008          2.28-3.62%        4,730,000        5,027,000
Convertible, fixed-rate advances, final
  maturities ranging from March 2004
  to July 2012                               4.39-6.23%       27,000,000       27,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022             2.84-5.50%        6,529,663        6,693,382
                                                            ------------      -----------

                                                            $ 41,839,663      $38,720,382
                                                            ============      ===========

At December 31, 2003, the scheduled maturities of advances from the FHLB were as follows.

Period ending: December 31, 2004                  $  14,462,917
                            2005                        812,077
                            2006                      1,469,878
                            2007                      3,225,365
                            2008                      5,127,695
                            Thereafter               16,741,731
                                                  -------------

                                                  $  41,839,663
                                                  =============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of December 31, 2003.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2003 and June 30, 2003 was as follows.

                                                                                 December 31,        June 30,
                                                                                     2003              2003
                                                                                     ----              ----
Lines of credit-variable rate                                                   $  4,923,000       $ 5,743,000
1-4 family residential real estate-variable rate                                     943,000         1,187,000
1-4 family residential real estate-fixed rate                                         22,000         1,249,000
Commercial real estate-variable rate                                                  15,000           145,000
Credit card arrangements-fixed rate                                                1,452,000         1,452,000

The interest rate on fixed-rate commitments ranged from 5.875% to 13.90% at December 31, 2003 and from 4.75% to 13.90% at June 30, 2003.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                          Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2003            2002             2003            2002
                                                          ----            ----             ----            ----
Basic
     Net income                                     $     428,706    $     484,385   $     923,630   $      910,206
                                                    =============    =============   =============   ==============

     Weighted average common shares
       outstanding                                      1,670,503        1,626,231       1,665,143        1,630,798
     Less: Average unallocated ESOP shares                (90,647)        (118,245)        (93,897)        (121,307)
     Less: Average nonvested RRP shares                   (15,827)         (28,580)        (17,001)         (30,314)
                                                    -------------    -------------   -------------   --------------

     Average shares                                     1,564,029        1,479,406       1,554,245        1,479,177
                                                    =============    =============   =============   ==============

     Basic earnings per common share                $        0.27    $        0.33   $        0.59   $         0.62
                                                    =============    =============   =============   ==============
Diluted
     Net income                                     $     428,706    $     484,385   $     923,630   $      910,206
                                                    =============    =============   =============   ==============

     Weighted average common shares
       outstanding  for basic earnings per
       common share                                     1,564,029        1,479,406       1,554,245        1,479,177
     Add: Dilutive effects of assumed
        exercises of stock options                         34,767           50,390          36,715           51,188
     Add: Dilutive effects of average
       nonvested RRP shares, net of tax benefits              195              542             374              315
                                                    -------------    -------------   -------------   --------------
     Average shares and dilutive potential
       common shares                                    1,598,991        1,530,338       1,591,335        1,530,680
                                                    =============    =============   =============   ==============

     Diluted earnings per common share              $        0.27    $        0.32   $        0.58   $         0.59
                                                    =============    =============   =============   ==============

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                          Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                             ------------                     ------------
                                                          2003            2002             2003            2002
                                                          ----            ----             ----            ----
Unrealized holding gains (losses) on
  available-for-sale securities                     $      33,207    $     (88,635)  $    (295,521)  $      301,427
Tax effect                                                (11,290)          30,211         100,477         (102,410)
                                                    -------------    -------------   -------------   --------------

Other comprehensive income (loss)                   $      21,917    $     (58,424)  $    (195,044)  $      199,017
                                                    =============    =============   =============   ==============

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at December 31, 2003 compared to June 30, 2003, and the consolidated results of operations for the three and six months ended December 31, 2003 compared with the same periods in 2002. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at December 31, 2003 were $149.6 million compared to $147.8 million at June 30, 2003, an increase of $1.8 million, or 1.3%. The increase in total assets was primarily in loans, which increased $6.9 million, and was partially offset by a decrease in cash and cash equivalents and mortgage-backed securities available for sale.

Securities available for sale decreased from $7.5 million at June 30, 2003 to $7.3 million at December 31, 2003 due to a decline in the fair value of these securities as a result of the increase in long-term interest rates. During November 2003, a $1.0 million agency security matured and was replaced with a $1.0 million agency security that will mature on November 15, 2005. Mortgage-backed securities, which totaled $9.9 million at June 30, 2003, decreased $2.9 million to $7.0 million. The decline was due to principal paydowns, which were used to fund loan growth.

Loan growth during the six months ended December 31, 2003, which totaled $6.9 million, occurred primarily in real estate loans, and in particular, in one- to four-family residential real estate loans and non-residential real estate loans. The growth was due to competitive pricing in the current low interest rate environment. Commercial loans increased $905,000 due to increased efforts to attract business customers. Consumer and other loans had a modest increase since June 30, 2003.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Total deposits decreased from $86.0 million at June 30, 2003 to $84.3 million at December 31, 2003. Savings accounts decreased by $108,000, certificates of deposit decreased by $20,000, noninterest bearing demand accounts decreased by $1.4 million, and NOW and money market accounts decreased by $131,000. As a result of the changes in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 50.1% at June 30, 2003 to 51.0% at December 31, 2003. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $41.8 million at December 31, 2003, compared to $38.7 million at June 30, 2003, an increase of $3.1 million. The Corporation utilized the additional advances to fund loan growth. At December 31, 2003, $3,580,000 was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. No borrowings were outstanding under the line of credit at June 30, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

Net income was $429,000 for the three months ended December 31, 2003, compared to $484,000 for the three months ended December 31, 2002. The decrease in net income for the three months ended December 31, 2003 was the result of a decrease in net interest income, a decrease in noninterest income, and an increase in noninterest expense, partially offset by a decrease in provision for loan losses and a decrease in income tax expense.

Net interest income totaled $1,448,000 for the three months ended December 31, 2003, compared to $1,476,000 for the three months ended December 31, 2002, representing a decrease of $28,000 or 1.9%. The net interest margin decreased from 4.37% for the three months ended December 31, 2002 to 3.99% for the three months ended December 31, 2003. However, an increase in average earning assets partially mitigated the decline in the net interest margin.

Interest and fees on loans decreased $77,000, or 3.4%, from $2,267,000 for the three months ended December 31, 2002 to $2,190,000 for the three months ended December 31, 2003. The decrease was due to a decline in yield on loans.

Interest earned on securities decreased $47,000, or 24.1%, from $195,000 for the three months ended December 31, 2002 to $148,000 for the three months ended December 31, 2003. The decrease was a result of a decline in the yield on securities. Dividends on FHLB stock and other declined during the three-

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

month period ended December 31, 2003 as compared to the same period in 2002 due to a lower dividend rate paid on FHLB stock.

Interest expense on deposits decreased $112,000 from $544,000 for the three months ended December 31, 2002, to $432,000 for the three months ended December 31, 2003. The decrease in interest expense was the result of a decline in the cost of funds, which more than offset an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances increased $16,000 or 3.3%, from $465,000 for the three months ended December 31, 2002, compared to $481,000 for the three months ended December 31, 2003. The increase was the result of an increase in the average balance of FHLB advances, partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

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

The provision for loan losses for the three months ended December 31, 2003 was $30,000 compared to $65,000 for the three months ended December 31, 2002. The allowance for loan losses totaled $570,000, or 0.44% of gross loans, at December 31, 2003, compared to $549,000, or 0.45% of gross loans, at June 30, 2003.
Nonperforming loans have increased from $658,000 at June 30, 2003 to $2,956,000 at December 31, 2003. The increase in nonperforming loans was primarily due to three large relationships totaling $1,459,000 and several smaller loans. Management does not believe the Corporation will experience significant losses on these nonperforming loans based upon the underlying collateral. However, should circumstances change, an additional provision to the allowance may be necessary. The Corporation has not experienced significant charge-offs in any of the periods presented. The Corporation's low charge-off history is the product of a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one- to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income.

For the three months ended December 31, 2003, noninterest income totaled $183,000 compared to $200,000 for the three months ended December 31, 2002. The primary reason for the decrease is the decrease in the Corporation's earnings from its 33% ownership in Coshocton County Title Agency ("CCTA"). CCTA was formed in June 2002 by the Corporation and two other investors to provide title insurance on properties. The Corporation's decrease in income from its ownership of CCTA during the three months ended December 31, 2003 is the result of the lower level of loan refinance activity. Service charges and other fees increased primarily due to an increase in overdraft account volume and ATM service charges.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $950,000 for the three months ended December 31, 2003, compared to $881,000 for the same period in 2002. This increase was due primarily to increases in salaries and employee benefits, computer processing, and other noninterest expense. Salaries and employee benefits expense increased $31,000 or 5.8% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2002. Other noninterest expense increased $15,000 for the quarter ended December 31, 2003 as compared to the same quarter in 2002. The major factors in this increase were increases in educational seminars, consulting fees and miscellaneous expenses.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $222,000 for the three months ended December 31, 2003, compared to $245,000 for the three months ended June 30, 2002. The effective tax rate was 34.1% for the three months ended December 31, 2003, compared to 33.6% for the three months ended December 31, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Net income was $924,000 for the six months ended December 31, 2003, compared to $910,000 for the six months ended December 31, 2002. The increase in net income for the six months ended December 31, 2003 was the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income totaled $2,940,000 for the six months ended December 31, 2003, compared to $2,876,000 for the six months ended December 31, 2002, representing an increase of $64,000, or 2.3%. The net interest margin decreased from 4.31% for the six months ended December 31, 2002 to 4.08% for the six months ended December 31, 2003.

Interest and fees on loans decreased $35,000, or 0.8%, from $4,482,000 for the six months ended December 31, 2002 to $4,447,000 for the six months ended December 31, 2003. The decrease was due to a decline in yield on loans.

Interest earned on securities totaled $301,000 for the six months ended December 31, 2003, compared to $393,000 for the six months ended December 31, 2002. The decrease was a result of a decline in the yield on securities.

Interest expense on deposits decreased from $1,126,000 for the six months ended December 31, 2002, to $889,000 for the six months ended December 31, 2003. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances totaled $962,000 for the six months ended December 31, 2003, compared to $921,000 for the six months ended December 31, 2002. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The provision for loan losses for the six months ended December 31, 2003 and December 31, 2002 totaled $45,000 and $95,000, respectively. The allowance for loan losses totaled $570,000 or 0.44% of gross loans, at December 31, 2003. Even though non-performing loans increased, provision for loan losses declined because of the decrease in net charge-offs from $87,000 for the six months ended December 31, 2002 compared to $23,000 for the six months ended December 31, 2003.

For the six months ended December 31, 2003, noninterest income totaled $406,000 compared to $332,000 for the six months ended December 31, 2002. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in CCTA. The Corporation's income from its ownership of CCTA during the six months ended December 31, 2002 is the result of the high level of loan refinance activity during the first quarter of fiscal 2004.

Noninterest expense totaled $1,903,000 for the six months ended December 31, 2003, compared to $1,740,000 for the same period in 2002. This increase was due primarily to increases in salaries and employee benefits, computer processing, and other noninterest expense. Salaries and employee benefits expense increased $94,000 as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to last year. Other noninterest expense increased $42,000 for the six months ended December 31, 2003 compared to December 31, 2002. The major factors in this increase were increases in educational seminars, consulting fees and miscellaneous expenses.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans, and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $475,000 for the six months ended December 31, 2003, compared to $462,000 for the six months ended December 31, 2002. The effective tax rate was 34.0% for the six months ended December 31, 2003, compared to 33.7% for the six months ended December 31, 2002.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2003 and 2002.

                                                               Six Months
                                                            Ended December 31,
                                                            ------------------
                                                            2003          2002
                                                            ----          ----
                                                          (Dollars in thousands)
Net income                                                $    924       $    910
Adjustments to reconcile net income to net cash from
  operating activities                                         752            317
                                                          --------       --------
Net cash from operating activities                           1,676          1,227
Net cash from investing activities                          (4,283)       (10,277)
Net cash from financing activities                             884          8,650
                                                          --------       --------
Net change in cash and cash equivalents                     (1,723)          (400)
Cash and cash equivalents at beginning of period             4,012          2,932
                                                          --------       --------

Cash and cash equivalents at end of period                $  2,289       $  2,532
                                                          ========       ========

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB and other sources. While scheduled loan repayments and maturing securities are relatively predictable, interest rates, general economic conditions, and competition influence early loan prepayments, mortgage-backed security prepayments and deposit flows. The Corporation maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. It is not anticipated that a rising interest rate environment will significantly affect the liquidity position of the Bank. However, if necessary, the Bank can sell any of its securities to increase its liquidity position.

At December 31, 2003, the Corporation had commitments to originate variable and fixed-rate residential and commercial real estate mortgage loans totaling $980,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At December 31, 2003, and June 30, 2003, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 2003 and June 30, 2003. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

At December 31, 2003 and June 30, 2003, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                                  To Be
                                                                                            Well Capitalized
                                                                  For Capital            Under Prompt Corrective
                                        Actual                 Adequacy Purposes           Action Regulations
                                 Amount        Ratio         Amount         Ratio          Amount         Ratio
                                 ------        -----         ------         -----          ------         -----
                                                             (Dollars in thousands)
December 31, 2003
Total capital (to risk-
  weighted assets)             $  16,965        18.2%       $   7,468          8.0%      $   9,334        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           16,395        17.6            3,734          4.0           5,601         6.0
Tier 1 (core) capital (to
  adjusted total assets)          16,395        10.9            5,998          4.0           7,498         5.0
Tangible capital (to
  adjusted total assets)          16,395        10.9            2,249          1.5             N/A

June 30, 2003
Total capital (to risk-
  weighted assets)             $  15,683        17.2%       $   7,307          8.0%      $   9,134        10.0%
Tier 1 (core) capital (to
  risk-weighted assets)           15,134        16.6            3,654          4.0           5,481         6.0
Tier 1 (core) capital (to
  adjusted total assets)          15,134        10.3            5,879          4.0           7,349         5.0
Tangible capital (to
  adjusted total assets)          15,134        10.3            2,205          1.5             N/A

                         HOME LOAN FINANCIAL CORPORATION
                         ITEM 3. CONTROLS AND PROCEDURES

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

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Form 8-K was furnished on October 21, 2003, disclosing the earnings press release for the quarter ended September 30, 2003.

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2004                 /s/ Robert C. Hamilton
                                        ----------------------------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer

Date: February 13, 2004                 /s/ Preston W. Bair
                                        ----------------------------------------
                                        Preston W. Bair
                                        Secretary, Treasurer and Chief
                                        Financial Officer

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

  3.3           Code of Regulations of Home Loan        Incorporated by reference to the S-1, Exhibit 3.3.
                Financial Corporation

  10            Employment Contract for Robert C.       Incorporated by reference to the Form 10-KSB filed by
                Hamilton                                HLFC on December 28, 1998 (the "10-KSB") with the SEC,
                                                        Exhibit 10.

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