Form 10QSB
period 2004-03-31
HOME LOAN FINANCIAL CORP
filed 2004-05-17
CIK 1050894

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X]  No [ ]

As of April 30, 2004 the latest practical date, 1,695,469 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                         HOME LOAN FINANCIAL CORPORATION
                                      INDEX

                                                                                             Page
                                                                                             ----
PART I  - FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements (Unaudited)

                 Consolidated Balance Sheets........................................            3

                 Consolidated Statements of Income and Comprehensive Income.........            4

                 Consolidated Statements of Changes in Shareholders' Equity.........            5

                 Consolidated Statements of Cash Flows..............................            7

                 Notes to Consolidated Financial Statements.........................            8

          Item 2.  Management's Discussion and Analysis.............................           16

          Item 3.  Controls and Procedures..........................................           23

Part II - Other Information

          Item 1.  Legal Proceedings................................................           24

          Item 2.  Changes in Securities, Use of Proceeds and Small Business
                     Issuer Purchase of Equity Securities...........................           24

          Item 3.  Defaults Upon Senior Securities..................................           24

          Item 4.  Submission of Matters to a Vote of Security Holders..............           24

          Item 5.  Other Information................................................           24

          Item 6.  Exhibits and Reports on Form 8-K.................................           24

SIGNATURES     .....................................................................           25

INDEX TO EXHIBITS...................................................................           26

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                                March 31,        June 30,
                                                                  2004             2003
                                                             -------------    -------------
ASSETS
Cash and due from financial institutions                     $   3,114,282    $   3,751,220
Interest-bearing deposits in other financial institutions          258,557          261,177
                                                             -------------    -------------
        Total cash and cash equivalents                          3,372,839        4,012,397
Securities available for sale                                    7,444,659        7,536,746
Mortgage-backed securities available for sale                   11,629,341        9,850,287
Federal Home Loan Bank stock                                     2,228,600        2,162,900
Loans, net                                                     130,415,286      121,759,596
Premises and equipment, net                                      1,150,350        1,218,370
Accrued interest receivable                                        737,939          738,357
Other assets                                                       541,648          504,077
                                                             -------------    -------------

               Total assets                                  $ 157,520,662    $ 147,782,730
                                                             =============    =============

LIABILITIES
Deposits                                                     $  84,086,940    $  85,953,036
Federal Home Loan Bank advances                                 49,401,303       38,720,382
Accrued interest payable                                           558,389          580,142
Accrued expenses and other liabilities                             707,484          818,719
                                                             -------------    -------------
        Total liabilities                                      134,754,116      126,072,279

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                      --               --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                               --               --
Additional paid-in capital                                      14,406,275       14,166,911
Retained earnings                                               14,610,708       14,514,056
Unearned employee stock ownership plan shares                     (850,366)      (1,067,434)
Unearned recognition and retention plan shares                    (196,215)        (256,212)
Treasury stock, at cost - 556,980 shares at March 31, 2004
  and 596,305 shares at June 30, 2003                           (5,598,401)      (6,090,975)
Accumulated other comprehensive income                             394,545          444,105
                                                             -------------    -------------
        Total shareholders' equity                              22,766,546       21,710,451
                                                             -------------    -------------

               Total liabilities and shareholders' equity    $ 157,520,662    $ 147,782,730
                                                             =============    =============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                          March 31,                   March 31,
                                                 -------------------------    --------------------------
                                                     2004          2003          2004           2003
                                                 -----------   -----------    -----------    -----------
Interest income
        Loans, including fees                    $ 2,218,315   $ 2,163,107    $ 6,665,271    $ 6,645,169
        Taxable securities                           130,005       121,369        325,678        420,529
        Nontaxable securities                         52,543        49,603        157,746        143,511
        Dividends on FHLB stock and other             21,947        20,751         65,780         68,346
                                                 -----------   -----------    -----------    -----------
               Total interest income               2,422,810     2,354,830      7,214,475      7,277,555

Interest expense
        Deposits                                     421,078       506,240      1,310,242      1,632,174
        FHLB advances                                488,344       452,861      1,450,440      1,374,040
                                                 -----------   -----------    -----------    -----------
               Total interest expense                909,422       959,101      2,760,682      3,006,214
                                                 -----------   -----------    -----------    -----------

Net interest income                                1,513,388     1,395,729      4,453,793      4,271,341
Provision for loan losses                             40,000        55,000         85,000        150,000
                                                 -----------   -----------    -----------    -----------

Net interest income after provision for
        loan losses                                1,473,388     1,340,729      4,368,793      4,121,341

Noninterest income
        Service charges and other fees                88,446        73,056        285,578        219,784
        Net gains on sales of loans                   13,330        58,508         30,655         82,437
        Earnings from Coshocton County
          Title Agency                                19,458        45,074        167,900        144,960
        Other                                         20,436        18,023         63,940         79,709
                                                 -----------   -----------    -----------    -----------
               Total noninterest income              141,670       194,661        548,073        526,890

Noninterest expense
        Salaries and employee benefits               574,290       555,991      1,720,089      1,608,082
        Occupancy and equipment                       82,100        84,881        236,342        241,039
        State franchise taxes                         43,080        43,450        127,080        130,450
        Computer processing                           61,702        51,317        183,026        149,186
        Legal, audit and supervisory exam fees        49,848        45,595        151,658        141,464
        Director fees                                 22,560        21,510         69,713         65,630
        Other                                        119,887        94,998        368,837        302,326
                                                 -----------   -----------    -----------    -----------
               Total noninterest expense             953,467       897,742      2,856,745      2,638,177
                                                 -----------   -----------    -----------    -----------

Income before income taxes                           661,591       637,648      2,060,121      2,010,054
Income tax expense                                   231,000       215,100        705,900        677,300
                                                 -----------   -----------    -----------    -----------

Net income                                           430,591       422,548      1,354,221      1,332,754

Other comprehensive income (loss), net of tax        145,484       (69,886)       (49,560)       129,131
                                                 -----------   -----------    -----------    -----------

Comprehensive income                             $   576,075   $   352,662    $ 1,304,661    $ 1,461,885
                                                 ===========   ===========    ===========    ===========

Basic earnings per common share                  $      0.27   $      0.28    $      0.87    $      0.90
                                                 ===========   ===========    ===========    ===========
Diluted earnings per common share                $      0.27   $      0.27    $      0.85    $      0.87
                                                 ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                           Accumulated
                                       Additional                 Unearned     Unearned                       Other
                                        Paid-In     Retained        ESOP          RRP        Treasury     Comprehensive
                                        Capital     Earnings       Shares       Shares        Shares         Income        Total
                                      -----------  -----------   -----------   ---------   ------------   ------------- -----------
Balance at July 1, 2002               $14,100,870  $13,831,012   $(1,354,006)  $(434,692)  $ (6,186,296)  $     187,613 $20,144,501

Net income for the period                      --    1,332,754            --          --             --              --   1,332,754

Cash dividend - $.445 per share                --     (674,686)           --          --             --              --    (674,686)

Commitment to release 19,875 ESOP
  shares                                       --       50,908       210,092          --             --              --     261,000

Compensation expense with respect to
  recognition and retention plan           28,014       (2,769)           --     133,860             --              --     159,105

Purchase of 39,697 treasury shares             --           --            --          --       (520,659)             --    (520,659)

Exercise of 33,380 stocks options           4,582     (225,413)           --          --        483,355              --     262,524

Change in fair value of securities
  available for sale, net of tax
  effects                                      --           --            --          --             --         129,131     129,131
                                      -----------  -----------   -----------   ---------   ------------   ------------- -----------

Balance at March 31, 2003             $14,133,466  $14,311,806   $(1,143,914)  $(300,832)  $ (6,223,600)  $     316,744 $21,093,670
                                      ===========  ===========   ===========   =========   ============   ============= ===========

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                    Nine months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                           Accumulated
                                       Additional                 Unearned     Unearned                       Other
                                        Paid-In     Retained        ESOP          RRP        Treasury     Comprehensive
                                        Capital     Earnings       Shares       Shares        Shares         Income        Total
                                      -----------  -----------   -----------   ---------   ------------   ------------- -----------
Balance at July 1, 2003               $14,166,911  $14,514,056   $(1,067,434)  $(256,212)  $ (6,090,975)  $    444,105  $21,710,451

Net income                                     --    1,354,221            --          --             --             --    1,354,221

Cash dividend - $.64 per share                 --   (1,006,506)           --          --             --             --   (1,006,506)

Commitment to release 20,535 ESOP
  shares                                  135,963           --       217,068          --             --             --      353,031

Compensation expense with respect to
  recognition and retention plan           48,724         (999)           --      59,997             --             --      107,722

Purchase of 6,238 treasury shares              --           --            --          --       (107,969)            --     (107,969)

Exercise of 45,563 stock options
  and related tax benefit                  54,677     (250,064)           --          --        600,543             --      405,156

Change in fair value of securities
  available for sale, net of tax
  effects                                      --           --            --          --             --        (49,560)     (49,560)
                                      -----------  -----------   -----------   ---------   ------------   ------------  -----------

Balance at March 31, 2004             $14,406,275  $14,610,708   $  (850,366)  $(196,215)  $ (5,598,401)  $    394,545  $22,766,546
                                      ===========  ===========   ===========   =========   ============   ============  ===========

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                           ---------------------------
                                                                               2004           2003
                                                                           ------------   ------------
Cash flows from operating activities
   Net income                                                              $  1,354,221   $  1,332,754
   Adjustments to reconcile net income to net cash
     from operating activities:
          Depreciation                                                          126,900        120,600
          Securities amortization and accretion                                  62,527          7,412
          Provision for loan losses                                              85,000        150,000
          FHLB stock dividends                                                  (65,700)       (67,800)
          Loss on disposal of premises and equipment                                 --         16,523
          Gain on sale of other real estate owned                                    --         (5,303)
          Compensation expense on ESOP shares                                   353,031        261,000
          Compensation expense on RRP shares                                     58,998        131,091
          Net change in accrued interest receivable and other assets            (23,984)      (176,225)
          Net change in accrued expenses and other liabilities                   (4,056)       (61,012)
          Net change in deferred loan fees                                       (2,859)       (13,763)
                                                                           ------------   ------------
                 Net cash from operating activities                           1,944,078      1,695,277

Cash flows from investing activities
   Purchases of securities available for sale                                (6,037,076)   (10,237,989)
   Proceeds from maturities of securities available for sale                  1,000,000
   Proceeds from maturities and principal paydowns of
          mortgage-backed securities available for sale                       3,212,492      3,631,040
   Net change in loans                                                       (8,751,001)   (10,023,990)
   Purchase of FHLB Stock                                                            --       (146,700)
   Premises and equipment expenditures                                          (58,880)       (72,218)
   Proceeds from disposition of premises and equipment                               --         34,187
   Proceeds from sale of other real estate owned                                     --         79,400
                                                                           ------------   ------------
          Net cash from investing activities                                (10,634,465)   (16,736,270)

Cash flows from financing activities
   Net change in deposits                                                    (1,866,096)     4,568,401
   Net change in short-term FHLB advances                                     8,400,000      4,900,000
   Proceeds from long-term FHLB advances                                     13,000,000     11,500,000
   Repayments of long-term FHLB advances                                    (10,719,079)    (4,400,199)
   Cash dividends paid                                                       (1,006,506)      (674,686)
   Purchase of treasury stock                                                  (107,969)      (520,659)
   Proceeds from exercise of stock options                                      350,479        257,942
                                                                           ------------   ------------
          Net cash from financing activities                                  8,050,829     15,630,799
                                                                           ------------   ------------

Net change in cash and cash equivalents                                        (639,558)       589,806
Cash and cash equivalents at beginning of period                              4,012,397      2,931,785
                                                                           ------------   ------------

Cash and cash equivalents at end of period                                 $  3,372,839   $  3,521,591
                                                                           ============   ============

Supplemental disclosures of cash flow information
   Interest                                                                $  2,782,435   $  2,958,625
   Income taxes                                                                 520,000        649,232
Supplemental noncash disclosure

   Transfer from loans to other real estate owned                                13,170         61,984

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at March 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2003. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2003, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly-owned subsidiaries, The Home Loan Savings Bank ("Bank"), a state-chartered stock savings and loan association, and Home Loan Financial Services, Inc., an Ohio corporation providing insurance and investment services. HLFC also owns a 33% ownership interest in Coshocton County Title Agency ("CCTA"), which is accounted for under the equity method of accounting. These entities are together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

The Bank provides financial services through its main and branch offices in Coshocton, Ohio and a branch office in West Lafayette, Ohio. The Bank's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate, commercial and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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

On July 1, 2003, the Corporation adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, the Corporation adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Corporation's operating results or financial condition.

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

                                                    Three Months Ended             Nine Months Ended
                                                         March 31,                      March 31,
                                               ----------------------------    --------------------------
                                                   2004            2003           2004            2003
                                               -----------      -----------    ------------    ----------
Net income as reported                         $   430,591      $   422,548    $  1,354,221    $1,332,754
Deduct: Stock-based compensation expense
  determined under fair value based method           4,232           41,216          54,383       123,649
                                               -----------      -----------    ------------    ----------

Pro forma net income                           $   426,359      $   381,332    $  1,299,838    $1,209,105
                                               ===========      ===========    ============    ==========
Basic earnings per share as reported           $      0.27      $      0.28    $       0.87    $     0.90
Pro forma basic earnings per share                    0.27             0.25            0.83          0.81

Diluted earnings per share as reported         $      0.27      $      0.27    $       0.85    $     0.87
Pro forma diluted earnings per share                  0.26             0.25            0.81          0.79

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

                                            Estimated         Gross          Gross
                                              Fair          Unrealized    Unrealized
                                              Value            Gains        Losses
                                          ------------      ----------    ----------
March 31, 2004
Securities available for sale
        U.S. Government agencies          $  2,012,190      $   13,019    $       --
        Obligations of state and
          political subdivisions             5,432,469         351,655            --
                                          ------------      ----------    ----------

                                          $  7,444,659      $  364,674    $       --
                                          ============      ==========    ==========
Mortgage-backed securities
  available for sale
        U.S. Government agencies          $ 11,629,341      $  233,121    $       --
                                          ============      ==========    ==========

June 30, 2003
Securities available for sale
        U.S. Government agencies          $  2,031,560      $   30,603    $       --
        Obligations of state and
          political subdivisions             5,505,186         418,714            --
                                          ------------      ----------    ----------

                                          $  7,536,746      $  449,317    $       --
                                          ============      ==========    ==========
Mortgage-backed securities
  available for sale
        U.S. Government agencies          $  9,850,287      $  223,569    $       --
                                          ============      ==========    ==========

The fair value of securities by contractual maturity as of March 31, 2004 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                         Estimated
                                           Fair
                                           Value
                                        -----------
Due in one year or less                 $ 1,001,880
Due after one year through five years     1,010,310
Due after five years through ten years    5,432,469
Due after ten years                              --
Mortgage-backed securities               11,629,341
                                        -----------

                                        $19,074,000
                                        ===========

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

No securities were sold during the three or nine months ended March 31, 2004 or 2003. At March 31, 2004 and June 30, 2003, securities with a carrying value of $1,204,153 and $1,211,667 were pledged to secure public funds.

NOTE 3 - LOANS

Loans at March 31, 2004 and June 30, 2003 were as follows.

                                                March 31,        June 30,
                                                  2004            2003
                                              -------------   -------------
Residential real estate loans:
       1 - 4 family                           $  85,053,962   $  82,345,831
       Multi-family                                 160,514         168,922
       Home equity                                5,599,755       4,946,547
Nonresidential real estate                       16,738,959      13,215,845
Real estate construction                          2,715,969       2,899,192
Land                                              2,314,557       1,558,929
                                              -------------   -------------
       Total real estate loans                  112,583,716     105,135,266
Commercial loans                                  7,793,027       6,403,141
Consumer and other loans:
       Automobile                                 8,162,223       7,757,527
       Deposit                                      205,663         252,522
       Credit card                                  562,813         522,535
       Other                                      3,355,295       3,220,561
                                              -------------   -------------
              Total consumer and other loans     12,285,994      11,753,145
                                              -------------   -------------
Total loans                                     132,662,737     123,291,552
Less:
       Allowance for loan losses                   (509,334)       (548,543)
       Loans in process                          (1,594,588)       (837,025)
       Net deferred loan fees and costs            (143,529)       (146,388)
                                              -------------   -------------

                                              $ 130,415,286   $ 121,759,596
                                              =============   =============

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows.

                                 Three Months Ended       Nine Months Ended
                                      March 31,               March 31,
                                ---------------------   ---------------------
                                  2004        2003        2004        2003
                                ---------   ---------   ---------   ---------
Balance at beginning of period  $ 570,426   $ 507,360   $ 548,543   $ 499,467
Provision for losses               40,000      55,000      85,000     150,000
Charge-offs                      (102,937)    (34,331)   (153,614)   (123,542)
Recoveries                          1,845      13,614      29,405      15,718
                                ---------   ---------   ---------   ---------

Balance at end of period        $ 509,334   $ 541,643   $ 509,334   $ 541,643
                                =========   =========   =========   =========

Impaired loans were as follows.

                                                        March 31,    June 30,
                                                          2004        2003
                                                        ---------   ---------
Period-end impaired loans with no allocated allowance
  for loan losses                                       $      --   $      --
Period-end impaired loans with allocated allowance
  for loan losses                                         327,000     449,000
                                                        ---------   ---------

        Total                                           $ 327,000   $ 449,000
                                                        =========   =========

Amount of the allowance for loan loss allocated         $   3,000   $   4,000

                                 Three Months Ended       Nine Months Ended
                                      March 31,               March 31,
                                ---------------------   ---------------------
                                  2004        2003        2004        2003
                                ---------   ---------   ---------   ---------
Average of impaired loans
  during the period             $ 430,000   $      --   $ 441,000   $      --
Interest income recognized
  during impairment                 9,000          --      40,000          --
Cash-basis interest income
   recognized                       9,000          --      40,000          --

                                                        March 31,    June 30,
                                                          2004        2003
                                                       ----------   ---------
Loans past due over 90 days still on accrual           $  497,000   $ 141,000
Nonaccrual loans                                        1,770,000     517,000

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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES

At March 31, 2004, the Bank had a cash management line of credit enabling it to borrow up to $10 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $8.4 million at March 31, 2004. No borrowings were outstanding on this line of credit at June 30, 2003. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at March 31, 2004 and June 30, 2003. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $66.1 million, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, and then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

At period-end, advances from the FHLB were as follows.

                                                 Interest        March 31,         June 30,
                                               Rate Ranges         2004             2003
                                               -----------      -----------      -----------
Cash management line of credit                       1.18%      $ 8,400,000      $        --
Fixed rate advances, final maturities
  ranging from January 2005 to January 2010     1.56-4.32%       17,730,000        5,027,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                  4.39-6.23%       17,000,000       27,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022                2.84-5.50%        6,271,303        6,693,382
                                                                -----------      -----------

                                                                $49,401,303      $38,720,382
                                                                ===========      ===========

At March 31, 2004, the scheduled maturities of advances from the FHLB were as follows.

Period ending: March 31, 2005                $11,756,792
                         2006                  3,288,878
                         2007                  6,449,311
                         2008                  3,807,164
                         2009                 10,811,625
                         Thereafter           13,287,533
                                             -----------

                                             $49,401,303
                                             ===========

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of March 31, 2004.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2004 and June 30, 2003 was as follows.

                                                             March 31,    June 30,
                                                               2004        2003
                                                            ----------  ----------
Lines of credit-variable rate                               $4,888,000  $5,743,000
1-4 family residential real estate-variable rate             2,133,000   1,187,000
1-4 family residential real estate-fixed rate                  648,000   1,249,000
Commercial real estate-variable rate                                --     145,000
Credit card arrangements-fixed rate                          1,475,000   1,452,000

The interest rate on fixed-rate commitments ranged from 4.125% to 13.90% at March 31, 2004 and from 4.75% to 13.90% at June 30, 2003.

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                         Three Months Ended         Nine Months Ended
                                                              March 31,                  March 31,
                                                     -------------------------   -------------------------
                                                        2004          2003          2004          2003
                                                     -----------   -----------   -----------   -----------
Basic
    Net income                                       $   430,591   $   422,548   $ 1,354,221   $ 1,332,754
                                                     ===========   ===========   ===========   ===========
    Weighted average common shares
      outstanding                                      1,686,991     1,638,283     1,672,373     1,633,257
    Less: Average unallocated ESOP shares                (83,630)     (111,369)      (90,305)     (117,745)
    Less: Average nonvested RRP shares                   (15,478)      (25,112)      (16,496)      (28,580)
                                                     -----------   -----------   -----------   -----------

    Average shares                                     1,587,883     1,501,802     1,565,572     1,486,932
                                                     ===========   ===========   ===========   ===========

    Basic earnings per common share                  $      0.27   $      0.28   $      0.87   $      0.90
                                                     ===========   ===========   ===========   ===========

Diluted

    Net income                                       $   430,591   $   422,548   $ 1,354,221   $ 1,332,754
                                                     ===========   ===========   ===========   ===========

    Weighted average common shares
      outstanding for basic earnings per
      common share                                     1,587,883     1,501,802     1,565,572     1,486,932
    Add: Dilutive effects of average
      nonvested RRP shares, net of tax benefits            1,459         1,412         1,456           741
    Add: Dilutive effects of assumed
       exercises of stock options                         25,448        45,342        33,242        49,530
                                                     -----------   -----------   -----------   -----------
    Average shares and dilutive potential
      common shares                                    1,614,790     1,548,556     1,600,270     1,537,203
                                                     ===========   ===========   ===========   ===========

    Diluted earnings per common share                $      0.27   $      0.27   $      0.85   $      0.87
                                                     ===========   ===========   ===========   ===========

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                         Three Months Ended         Nine Months Ended
                                                              March 31,                  March 31,
                                                     -------------------------   -------------------------
                                                        2004          2003          2004          2003
                                                     -----------   -----------   -----------   -----------
Unrealized holding gains (losses) on
  available-for-sale securities                      $   220,430   $  (105,774)  $   (75,091)  $   195,653
Tax effect                                               (74,946)       35,888        25,531       (66,522)
                                                     -----------   -----------   -----------   -----------

Other comprehensive income (loss)                    $   145,484   $   (69,886)  $   (49,560)  $   129,131
                                                     ===========   ===========   ===========   ===========

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at March 31, 2004 compared to June 30, 2003, and the consolidated results of operations for the three and nine months ended March 31, 2004 compared with the same periods in 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at March 31, 2004 were $157.5 million compared to $147.8 million at June 30, 2003, an increase of $9.7 million, or 6.6%. The increase in total assets was primarily in loans, which increased $8.7 million.

Securities available for sale decreased from $7.5 million at June 30, 2003 to $7.4 million at March 31, 2004 due to a decline in the fair value of these securities as a result of the increase in long-term interest rates. During November 2003, a $1.0 million agency security matured and was replaced with a $1.0 million agency security that will mature on November 15, 2005. Mortgage-backed securities, which totaled $9.9 million at June 30, 2003, increased $1.8 million to $11.6 million. The increase was due to purchases of $5.0 million, partially offset by principal paydowns.

Loan growth during the nine months ended March 31, 2004, which totaled $8.7 million, occurred primarily in real estate loans, particularly one- to four-family residential real estate loans and non-residential real estate loans. The growth was due to competitive pricing in the current low interest rate environment. Commercial loans increased $1.4 million due to increased efforts to attract business customers. Consumer and other loans had a modest increase since June 30, 2003.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Total deposits decreased from $86.0 million at June 30, 2003 to $84.1 million at March 31, 2004. Savings accounts decreased by $34,000, certificates of deposit decreased by $1.0 million, noninterest bearing demand accounts decreased by $722,000, and NOW and money market accounts decreased by $47,000. As a result of the changes in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 50.1% at June 30, 2003 to 50.7% at March 31, 2004. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $49.4 million at March 31, 2004, compared to $38.7 million at June 30, 2003, an increase of $10.7 million. The Corporation utilized the additional advances to fund loan growth. At March 31, 2004, $8.4 million was outstanding on the Bank's $10.0 million cash-management line of credit with the FHLB. No borrowings were outstanding under the line of credit at June 30, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
   ENDED MARCH 31, 2004 AND MARCH 31, 2003

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

Net income was $430,591 for the three months ended March 31, 2004, compared to $422,548 for the three months ended March 31, 2003. The increase in net income for the three months ended March 31, 2004 was the result of an increase in net interest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense and a decrease in noninterest income.

Net interest income totaled $1,513,388 for the three months ended March 31, 2003, compared to $1,395,729 for the three months ended March 31, 2003, an increase of $117,659, or 8.4%. The net interest margin decreased from 4.12% for the three months ended March 31, 2003 to 4.03% for the three months ended March 31, 2004. However, the increase in average earning assets more than offset the decline in the net interest margin.

Interest and fees on loans increased $55,209, or 2.6%, from $2,163,107 for the three months ended March 31, 2003 to $2,218,316 for the three months ended March 31, 2004. The increase was due to a higher average balance of loans resulting from strong loan demand, which was partially offset by a decline in yield on loans.

Interest earned on taxable securities increased $8,636, or 7.1%, from $121,369 for the three months ended March 31, 2003 to $130,005 for the three months ended March 31, 2004. The increase in income was the result of a higher average balance of taxable securities due to the purchase of mortgage-backed securities.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest earned on nontaxable securities increased $2,940, or 5.9%, from $49,603 for the three months ended March 31, 2003 to $52,543 for the three months ended March 31, 2004. Dividends on FHLB stock and other also increased from the three-month period ended March 31, 2003.

Interest expense on deposits decreased $85,162 from $506,240 for the three months ended March 31, 2003, to $421,078 for the three months ended March 31, 2004. The decrease in interest expense was the result of a decline in the cost of funds partially offset by a higher average balance of deposits for the period. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances increased $35,483, or 7.8%, from $452,861 for the three months ended March 31, 2003, compared to $488,344 for the three months ended March 31, 2004. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and purchase obligations of state and political subdivisions.

The Corporation maintains an allowance for loan losses in an amount that, in management's judgment, is adequate to absorb probable losses in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors, including the performance of the loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level, which is considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's monthly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three months ended March 31, 2004 was $40,000 compared to $55,000 for the three months ended March 31, 2003. The allowance for loan losses totaled $509,000, or 0.39% of gross loans, at March 31, 2004, compared to $549,000, or 0.45% of gross loans, at June 30, 2003. The decrease in the percentage of allowance to gross loans was primarily due to a charge-off during the quarter ended March 31, 2004 of $100,000. This charge-off was related to a customer in bankruptcy. The bankruptcy proceedings are being reviewed to determine if any additional loss is probable. If an additional loss is probable then an increase in the provision for the allowance may be necessary at that time. Nonperforming loans have increased from $658,000 at June 30, 2003 to $2,267,000 at March 31, 2004. The increase in nonperforming loans was primarily due to six loans with balances greater than $100,000 totaling $1,328,000 and several smaller loans. The Corporation has generally had a low charge-off history. This is due to a variety of factors, including the Corporation's underwriting guidelines, which generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one - to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Although management believes that its allowance for loan losses at March 31, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

For the three months ended March 31, 2004, noninterest income totaled $141,670 compared to $194,661 for the three months ended March 31, 2003. The decrease in the noninterest income was primarily due to HLFC's decrease in earnings from its 33% interest in CCTA, and a decrease in gains on sale of loans.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest expense totaled $953,467 for the three months ended March 31, 2004, compared to $897,742 for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits and computer processing. Salaries and employee benefits expense increased $18,299, or 3.3% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2003. The increase in computer processing was due to the Corporation's change in core data processors and the additional features of the new system including internet banking.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $231,000 for the three months ended March 31, 2004, compared to $215,100 for the three months ended March 31, 2003. The effective tax rate was 34.9% for the three months ended March 31, 2004, compared to 33.7% for the three months ended March 31, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
  ENDED MARCH 31, 2004 AND MARCH 31, 2003

Net income was $1,354,221 for the nine months ended March 31, 2004, compared to $1,332,754 for the nine months ended March 31, 2003. The $21,467 increase in net income for the nine months ended March 31, 2004 was the result of increases in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income totaled $4,453,793 for the nine months ended March 31, 2004, compared to $4,271,341 for the nine months ended March 31, 2003, representing an increase of $182,452, or 4.3%. The net interest margin decreased from 4.24% for the nine months ended March 31, 2003 to 4.06% for the nine months ended March 31, 2004. However, the increase in average earning assets more than offset the net interest margin decrease.

Interest and fees on loans increased $20,102, or 0.3%, from $6,645,169 for the nine months ended March 31, 2003 to $6,665,271 for the nine months ended March 31, 2004. The increase was due to a higher average balance of loans resulting from strong loan demand partially offset by a decline in yield on loans.

Interest earned on securities totaled $483,424 for the nine months ended March 31, 2004, compared to $564,040 for the nine months ended March 31, 2003. The decrease was a result of a decline in the yield on securities. Dividends on FHLB stock and other decreased from the same nine-month period in 2003 due to lower dividend rates on FHLB stock.

Interest expense on deposits decreased $321,932 from $1,632,174 for the nine months ended March 31, 2003, to $1,310,242 for the nine months ended March 31, 2004. The decrease in interest expense was the result of a decline in the cost of funds more than offsetting an increase in the average balance of deposits. The decrease in the cost of funds was primarily due to general market conditions.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest on FHLB advances totaled $1,450,440 for the nine months ended March 31, 2004, compared to $1,374,040 for the nine months ended March 31, 2003. The increase in interest expense was the result of an increase in the average balance of FHLB advances partially offset by a decrease in interest rates on advances. The additional borrowings were used to provide funding for loan growth and purchase obligations of state and political subdivisions.

The provision for loan losses for the nine months ended March 31, 2004 and March 31, 2003 totaled $85,000 and $150,000, respectively. Although management believes that its allowance for loan losses at March 31, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

For the nine months ended March 31, 2004, noninterest income totaled $548,073 compared to $526,890 for the nine months ended March 31, 2003. The primary reason for the increase is due to the Corporation's earnings from its 33% ownership in CCTA and increases in service charges and other fees. The Corporation's increase in income from its ownership of CCTA during the nine months ended March 31, 2004 is the result of the slightly higher level of loan refinance activity in the current nine month period. Service charges and other fees increased primarily due to an increase in overdraft account volume and ATM service charges.

Noninterest expense totaled $2,856,745 for the nine months ended March 31, 2004, compared to $2,638,177 for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits, computer processing and other noninterest expense. Salaries and employee benefits expense increased $112,007, or 7.0% as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to 2003. The increase in computer processing was due to the Corporation's change in core data processors and the additional features of the new system. The major factors in this increase were increases in educational seminars, consulting fees and miscellaneous expenses.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $705,900 for the nine months ended March 31, 2004, compared to $677,300 for the nine months ended March 31, 2003. The effective tax rate was 34.3% for the nine months ended March 31, 2004, compared to 33.7% for the nine months ended March 31, 2003.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2004 and 2003.

                                                           Nine Months
                                                          Ended March 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------
                                                      (Dollars in thousands)
Net income                                            $  1,354      $  1,333
Adjustments to reconcile net income to net cash from
  operating activities                                     590           362
                                                      --------      --------
Net cash from operating activities                       1,944         1,695
Net cash from investing activities                     (10,634)      (16,736)
Net cash from financing activities                       8,051        15,631
                                                      --------      --------
Net change in cash and cash equivalents                   (639)          590
Cash and cash equivalents at beginning of period         4,012         2,932
                                                      --------      --------

Cash and cash equivalents at end of period            $  3,373      $  3,522
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

At March 31, 2004, the Corporation had commitments to originate variable and fixed-rate residential and commercial real estate mortgage loans totaling $2,781,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At March 31, 2004, and June 30, 2003, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 2004 and June 30, 2003. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

At March 31, 2004 and June 30, 2003, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                               To Be
                                                                                          Well Capitalized
                                                                  For Capital         Under Prompt Corrective
                                            Actual             Adequacy Purposes         Action Regulations
                                     Amount       Ratio       Amount       Ratio         Amount       Ratio
                                    --------      -----      --------      -----        --------      -----
                                                            (Dollars in thousands)
March 31, 2004
Total capital (to risk-
  weighted assets)                  $ 17,489      18.3%      $  7,653       8.0%        $  9,567      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)               16,980      17.7          3,827       4.0            5,740       6.0
Tier 1 (core) capital (to
  adjusted total assets)              16,980      10.8          6,268       4.0            7,835       5.0
Tangible capital (to
  adjusted total assets)              16,980      10.8          2,351       1.5              N/A

June 30, 2003
Total capital (to risk-
  weighted assets)                  $ 15,683      17.2%      $  7,307       8.0%        $  9,134      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)               15,134      16.6          3,654       4.0            5,481       6.0
Tier 1 (core) capital (to
  adjusted total assets)              15,134      10.3          5,879       4.0            7,349       5.0
Tangible capital (to
  adjusted total assets)              15,134      10.3          2,205       1.5              N/A

                         HOME LOAN FINANCIAL CORPORATION
                         ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of HLFC's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that HLFC's
disclosure controls and procedures are effective. There   were no changes in
HLFC's internal controls during the period covered by this report, which materially affected, or are reasonably likely to materially affect, HLFC's internal controls over financial reporting.

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Form 8-K was furnished on January 21, 2004, disclosing the earnings press release for the quarter ended December 31, 2003.

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small
business issuer has duly caused this report to be signed   on its behalf by the
undersigned thereunto duly authorized.

Date: May 17, 2004                     /s/ Robert C. Hamilton
                                       -----------------------------------------
                                       Robert C. Hamilton
                                       President and Chief Executive Officer

Date: May 17, 2004                     /s/ Preston W. Bair
                                       -----------------------------------------
                                       Preston W. Bair
                                       Secretary, Treasurer and Chief
                                       Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
 3.1        Articles of Incorporation of Home Loan Financial              Incorporated by reference to the
            Corporation                                                   Registration Statement on Form S-1 filed by
                                                                          HLFC on December 16, 1997 (the "S-1") with
                                                                          the Securities and Exchange Commission (the
                                                                          "SEC"), Exhibit 3.1.

 3.2        Certificate of Amendment to Articles of Incorporation         Incorporated by reference to Pre-Effective Amendment
            of Home Loan Financial Corporation                            No. 1 to the S-1 filed with the SEC on February 3,
                                                                          1998, Exhibit 3.2.

 3.3        Code of Regulations of Home Loan Financial Corporation        Incorporated by reference to the S-1, Exhibit 3.3.

 10.1       Employment Contract for Robert C. Hamilton                    Incorporated by reference to the Form 10-KSB
                                                                          filed by HLFC on December 28, 1998 (the
                                                                          "10-KSB") with the SEC, Exhibit 10.

 10.2       Employment Contract for Kyle R. Hamilton

 11         Statement Regarding Computation of Earnings per Share         See Note 6 to the consolidated financial statements.

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