Form 10KSB
period 2004-06-30
HOME LOAN FINANCIAL CORP
filed 2004-09-28
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ___________________

                        Commission File Number: 000-23927

                         HOME LOAN FINANCIAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                          31-1578552
             ----                                          ----------
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

Yes      [X]     No     [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [ ]

The Issuer's revenues for the fiscal year ended June 30, 2004, were $10,520,629.

Based upon the closing price quoted by the Nasdaq National Market, the aggregate market value of the voting stock held by nonaffiliates of the Registrant on August 27, 2004, was approximately $20,842,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant).

As of August 27, 2004, there were 1,688,907 of the Registrant's common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of 2004 Annual Report to Shareholders

    Part III of Form 10-KSB - Portions of Proxy Statement for the 2004 Annual
                             Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)

                         Yes     [ ]     No      [X]

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

The Bank was organized as a mutual savings and loan association under Ohio law in 1882 as "The Home Building Loan and Savings Company." In 1996, the Bank adopted its present name. The Bank converted to the stock form of ownership on March 25, 1998 and became a savings bank on July 1, 2004. As an Ohio savings bank, the Bank is subject to supervision and regulation by the Ohio Department of Commerce, Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposits of the Bank are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

The principal business of the Bank is the origination of mortgage loans secured by one- to four-family residential and nonresidential real estate in its primary market area. The Bank also originates commercial loans and various types of consumer credits. For liquidity and interest rate risk management purposes, the Bank invests in interest-bearing deposits in other financial institutions and U.S. Treasury and agency securities, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC in the SAIF, principal repayments on loans, maturities of securities and borrowings from the FHLB.

Interest on loans and other investments is the Bank's primary source of income. The Bank's principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on the net interest income of the Bank, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowings. Like most financial institutions, the Bank's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

Home Loan Financial Services, Inc. is an Ohio corporation that was formed in 2002 to sell life insurance, annuities, long-term care insurance, and investment products. Its earnings for 2004 and 2003 were not significant to the overall Corporation. CCTA was organized in June 2002 and is a full service title insurance agency. The Corporation's earnings from CCTA totaled $221,000 in 2004 and $223,000 in 2003.

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

LENDING ACTIVITIES

GENERAL. The Bank's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences and nonresidential real estate located in the Bank's primary market area. The Bank also originates loans for the construction of one- to four-family residences and nonresidential real estate in its primary market area. In addition to real estate lending, the Bank originates commercial loans and various types of consumer credits, including home improvement loans, education loans, loans secured by savings accounts, motor vehicle loans, unsecured loans and credit cards.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Corporation's loan portfolio at the dates indicated:

                                                                       At June 30,
                                                                       -----------
                                                            2004                        2003
                                                            ----                        ----
                                                                Percent of                   Percent of
                                                     Amount     total loans      Amount      total loans
                                                     ------     -----------      ------      -----------
                                                                  (Dollars in thousands)
Real estate loans:
         One- to four-family                       $ 84,778       64.09%       $  82,346        67.24%
         Multi-family                                   157        0.12              169         0.14
         Home equity                                  6,013        4.54            4,946         4.04
         Nonresidential                              17,562       13.28           13,216        10.79
         Construction and land                        4,230        3.20            3,621         2.96
                                                    -------      ------          -------       ------

                Total real estate loans             112,740       85.23          104,298        85.17

Commercial loans                                      7,444        5.63            6,403         5.23

Consumer and other loans:
         Home improvement
         Automobile loans                             8,267        6.25            7,758         6.33
         Loans on deposits                              197        0.15              252         0.21
         Credit cards                                   565        0.43              523         0.43
         Other loans                                  3,056        2.31            3,221         2.63
                                                    -------      ------          -------       ------

                Total consumer and other loans       12,085        9.14           11,754         9.60
                                                    -------      ------          -------       ------

Total loans                                         132,269      100.00%         123,455       100.00%
                                                                 ======                        ======

Less:
         Net deferred loan fees and costs              (146)                        (146)
         Allowance for loan losses                     (573)                        (549)
                                                   --------                     --------

                Net loans                          $131,550                     $121,760
                                                   ========                     ========

LOAN MATURITY. The following table sets forth certain information as of June 30, 2004, regarding the dollar amount of loans maturing in the Corporation's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Bank generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                Due during      Due between
                                 the year         7/1/05          Due after
                              ending 6/30/05    and 6/30/09        6/30/09         Total
                              --------------    -----------        -------         -----
                                                       (In thousands)
Real estate loans:
       One- to four-family       $  1,189         $  2,054        $ 81,535        $ 84,778
       Multi-family                    --               --             157             157
       Home equity                    719              686           4,608           6,013
       Nonresidential               1,974              315          15,273          17,562
       Construction and land           75                4           4,151           4,230
Commercial loans                    1,986            4,347           1,111           7,444
Consumer and other loans            1,203            8,888           1,994          12,085
                                 --------         --------        --------        --------
              Total              $  7,146         $ 16,294        $108,829        $132,269
                                 ========         ========        ========        ========

The next table sets forth the dollar amount of all loans due after June 30, 2005, which have fixed interest rates and have adjustable interest rates:

                   Due after June 30, 2005
                   -----------------------
                        (In thousands)
Fixed rate               $     42,106
Adjustable rate                83,017
                         ------------
                         $    125,123
                         ============

LOANS SECURED BY ONE-TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Bank is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Bank's primary market area. At June 30, 2004, the Corporation's one- to four-family residential real estate loans totaled approximately $84.8 million, or 64.1% of total loans.

In accordance with FDIC regulations and Ohio law, the Bank makes loans on one- to four-family residences of up to 80% of the value of the real estate and improvements thereon (the "LTV") or up to 95% for borrowers who obtain private mortgage insurance.

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

MULTI-FAMILY LOANS. The Bank has historically made permanent multi-family loans in its primary market area. However, the amount of such loans has been insignificant. At June 30, 2004, multi-family loans totaled $157,000, or 0.1% of gross loans receivable. The Bank's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Bank's market area.

HOME EQUITY LOANS. The Bank makes closed-end home equity loans in amounts which, when added to the prior indebtedness secured by the real estate, do not exceed 90% of the estimated value of the real estate. The Bank also offers home equity loans with a line of credit feature. Home equity lines of credit are made with adjustable rates of interest at the Wall Street Journal prime rate. At June 30, 2004, approximately $6.0 million, or 4.5%, of the Corporation's portfolio consisted of closed-end home equity loans and lines of credit.

NONRESIDENTIAL REAL ESTATE. The Bank originates loans for the purchase of nonresidential real estate. The Bank's nonresidential real estate loans have fixed or adjustable rates, terms of up to 15 years and LTVs of up to 75%. Rate adjustments on ARMs secured by nonresidential real estate are tied to the current U.S. Treasury index. Among the properties securing the Bank's nonresidential real estate loans are farms, office buildings and other commercial properties, all located in the Bank's primary market area.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At June 30, 2004, the Bank's largest loan secured by nonresidential real estate was approximately $1.0 million. At June 30, 2004, approximately $17.6 million, or 13.3%, of the Corporation's total loans were secured by mortgages on nonresidential real estate.

CONSTRUCTION AND LAND LOANS. The Bank originates a limited number of loans for the construction of single-family residential real estate and commercial real estate. During the first six months of the loan, while the improvements are being constructed, the borrower is required to pay interest only. Single-family residential construction loans are structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Interest rates on commercial real estate construction loans are generally tied to the Wall Street Journal prime rate. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the borrower's equity. At June 30, 2004, the Corporation had approximately $1.5 million, or 1.1% of its total loans, invested in construction loans.

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

The Bank also originates a limited number of loans secured by land, some of which is purchased for the construction of single-family houses. The Bank's land loans are generally adjustable-rate loans for terms of up to 15 years and require an LTV of 75% or less. At June 30, 2004, approximately $2.7 million, or 2.1% of the Corporation's total loans, were land loans.

COMMERCIAL LOANS. The Bank makes commercial loans to businesses in its primary market area. Most commercial loans are made with LTVs of 70 to 75% and adjustable interest rates. Adjustments on commercial loans are usually indexed to the Wall Street Journal prime rate.

At June 30, 2004, the Corporation had approximately $7.4 million, or 5.6% of total loans, invested in commercial loans. All of the loans were made to local businesses and are secured by assets such as trucks and equipment. The Bank intends to continue to increase its commercial lending activity.

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

At June 30, 2004, the Corporation had approximately $12.1 million, or 9.1% of total loans, invested in consumer loans.

LOAN SOLICITATION AND PROCESSING. Loan originations are generally obtained from existing customers and members of the local community and from referrals from real estate brokers, lawyers, accountants, and current and former customers. The Bank also advertises in the local print media and on the radio.

In underwriting real estate loans, the Bank typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by a certified fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Bank's underwriting guidelines, which are established annually by the Board of Directors. The Bank's loan officers have various levels of approval authority ranging from $20,000 to $200,000 on an aggregate relationship basis. The President of the Bank has authority to approve all loans up to $500,000. The Executive Committee of the Board of Directors may approve loans up to $1,000,000, and loans over $1,000,000 must be approved by the full Board of Directors.

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

Commercial loans are underwritten on the basis of the borrower's cash flow, ability to repay the loan, and the value of collateral, if any. The Bank's loan officers have various levels of approval authority ranging from $20,000 to $200,000 on an aggregate relationship basis. The President of the Bank has authority to approve commercial loans of up to $500,000. The Executive Committee has authority to approve commercial loans up to $1,000,000. Commercial loans over $1,000,000 must be approved by the full Board of Directors.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. The Bank's loan officers have various levels of approval authority ranging from $20,000 to $200,000 on an aggregate relationship basis. The President of the Bank has authority to approve consumer loans of up to $500,000. The Executive Committee has authority to approve consumer loans up to $1,000,000. Consumer loans over $1,000,000 must be approved by the full Board of Directors.

LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank began originating loans in conformity with secondary market standards at the end of fiscal 2001 and has sold loans with servicing retained from time to time for interest rate risk management purposes. During fiscal 2004, the Bank sold $1.8 million of loans with servicing retained at a gain of $48,000. During fiscal 2003, the Bank sold $5.9 million of loans with servicing retained at a gain of $192,000. The Bank has not purchased any whole loans in recent years, but it has purchased participation interests in loans periodically.

The following table presents the Corporation's total loan origination, purchase, sale, and repayment activity for the periods indicated:

                                                  Year ended June 30,
                                                  ------------------
                                                  2004          2003
                                                  ----          ----
                                                    (In thousands)
Loans originated:
       Real estate                             $ 38,812      $ 46,328
       Commercial                                 5,324         3,768
       Consumer                                   7,755        11,084
                                               --------      --------
              Total loans originated             51,891        61,180

Loans purchased                                      --            --
Loans sold                                       (1,849)       (5,917)
Principal repayments                            (40,227)      (44,494)
(Increase) decrease in other items, net(1)          (25)          (26)
                                               --------      --------
Net increase                                   $  9,790      $ 10,743
                                               ========      ========

---------------
(1) Consists of net deferred loan fees and costs and allowance for loan losses.

At June 30, 2004, the Corporation had $0.8 million of outstanding commitments to originate loans, $5.6 million available to borrowers under lines of credit and $1.5 million available to customers under credit card arrangements. At June 30, 2004, the Corporation had $1.6 million in undisbursed funds related to construction loans.

LOANS TO ONE-BORROWER LIMITS. Regulations generally limit the aggregate amount that a savings bank may lend to any one borrower to an amount equal to 15% of the Bank's unimpaired capital and unimpaired surplus (the "Lending Limit Capital"). A savings bank may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000.

Based on such limits, the Bank was able to lend approximately $2.6 million to one borrower at June 30, 2004. The largest amount the Bank had outstanding to any group of affiliated borrowers at June 30, 2004, was $1.9 million, which consisted of five loans secured by commercial real estate and two loans secured by residential real estate. At June 30, 2004, such loans were performing in accordance with their terms.

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

The following table reflects the amount of loans in a delinquent status at the dates indicated:

                                                      At June 30,
                               -----------------------------------------------------------
                                           2004                          2003
                               ----------------------------  -----------------------------
                                                 Percent of                     Percent of
                                                    total                          total
                               Number    Amount     loans    Number    Amount      loans
                               ------    ------     -----    ------    ------      -----
                                                 (Dollars in thousands)
Loans delinquent for:
       30-59 days                44      $1,750     1.32%      52      $2,006      1.64%
       60-89 days                12         443     0.34       17       1,418      1.16
       90 days or over           30       1,489     1.12       17         633      0.51
                              -----      ------    -----     ----      ------      ----

Total delinquent loans           86      $3,682     2.78%      86      $4,057      3.31%
                              =====      ======    =====     ====      ======      ====

Nonperforming assets include nonaccruing loans, accruing loans delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table sets forth information regarding the accrual and nonaccrual status of the Corporation's loans and other nonperforming assets at the dates indicated:

                                                                     At June 30,
                                                                     ----------
                                                                   2004        2003
                                                                   ----        ----
                                                                (Dollars in thousands)
Total nonaccrual loans                                            $1,437      $  517
Accruing loans delinquent 90 days or more                             13         141
                                                                  ------      ------
Total nonperforming loans                                          1,450         658
Real estate owned                                                     63          62
                                                                  ------      ------

Total nonperforming assets                                        $1,513      $  720
                                                                  ======      ======

Allowance for loan losses                                         $  573      $  549
Nonperforming assets as a percent of total assets                   0.95%       0.49%
Nonperforming loans as a percent of total loans, net of loans
  in process                                                        1.10%       0.54%
Allowance for loan losses as a percent of nonperforming loans      39.51%      83.36%

Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At June 30, 2004 and 2003, the Corporation had $63,000 and $62,000 of real estate acquired in settlement of loans.

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

The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                              At June 30,
                                          -------------------
                                            2004      2003
                                            ----      ----
                                            (In thousands)
Classified assets:
    Substandard                           $ 1,451    $    658
    Doubtful                                   --          --
    Loss                                       --          --
                                          -------    --------

       Total classified assets            $ 1,451    $    658
                                          =======    ========

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

As of June 30, 2004, the Bank had no assets that are not now disclosed because of known information about the possible credit problems of the borrowers or the cash flows of the security property which would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories other than one commercial loan with an approximate balance of $829,000. The loan was current as of June 30, 2004.

ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and nonperforming loans, current economic conditions in the primary lending area, past loss experience, and probable losses arising from specific problem assets. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Bank's determination as to the amount of its allowance for loan losses is subject to review by its regulators, which could result in the establishment of an additional allowance based upon the judgment of the regulators.

The following table sets forth an analysis of the Corporation's allowance for loan losses for the periods indicated:

                                                                Year ended June 30,
                                                                -------------------
                                                                  2004       2003
                                                                  ----       ----
                                                                (Dollars in thousands)
Balance at beginning of period                                  $   548    $    499
Charge-offs:
    Real estate                                                     (25)        (61)
    Commercial                                                     (212)         --
    Consumer                                                       (119)        (97)
                                                                -------    --------
       Total                                                       (356)       (158)
Recoveries:
    Real estate                                                      --          --
    Commercial                                                       --          --
    Consumer                                                         30          17
                                                                -------    --------
       Total                                                         30          17
                                                                -------    --------

Net charge-offs                                                    (326)       (141)
Provision for loan losses                                           351         190
                                                                -------    --------

Balance at end of period                                        $   573    $    548
                                                                =======    ========
Ratio of net charge-offs to average total loans outstanding
  during the period                                                0.25%       0.12%

Ratio of allowance for loan losses to total loans                  0.43%       0.45%

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

                                                At June 30,
                       ------------------------------------------------------------
                                   2004                            2003
                       ----------------------------    ----------------------------
                                       Percent of                      Percent of
                                      loans in each                   loans in each
                                       category to                     category to
                         Amount        total loans       Amount        total loans
                         ------        -----------       ------        -----------
                                          (Dollars in thousands)
Real estate loans      $      347          85.23%      $      294          85.17%
Commercial loans               74           5.63               64           5.23
Consumer loans                152           9.14              125           9.60
Unallocated                    --             --               66             --
                       ----------     ----------       ----------     ----------
    Total              $      573         100.00%      $      549         100.00%
                       ==========     ==========       ==========     ==========

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

As of June 30, 2004, the Corporation's securities portfolio was comprised of FHLB stock, U.S. agency securities, obligations of state and political subdivisions, and mortgage-backed and related securities with an aggregate market value of $19.7 million. The Corporation's securities at June 30, 2004, did not include securities of any issuer with an aggregate book value in excess of 10% of the Corporation's equity, excluding those issued by the U.S. Government or its agencies.

The following table sets forth the composition of the Corporation's interest-bearing deposits and securities portfolio at the dates indicated:

                                                                                      At June 30,
                                                     -----------------------------------------------------------------------------
                                                                        2004                                2003
                                                     -----------------------------------------------------------------------------
                                                      Carrying   % of       Fair    % of     Carrying     % of     Fair     % of
                                                        value    total      value   total     value       total    value    total
                                                        -----    -----      -----   -----     -----       -----    -----    -----
                                                                                  (Dollars in thousands)
Interest-bearing deposits:
   Demand deposits                                   $     240     1.21% $    240    1.21%  $      261     1.32% $    261     1.32%

Securities available for sale:
   U.S. Government agency securities                     1,993    10.00     1,993   10.00        2,032    10.25     2,032    10.25
   Obligations of state and political subdivisions       5,112    25.67     5,112   25.67        5,505    27.79     5,505    27.79
                                                     ---------  -------  --------  ------   ----------   ------  --------  -------
Total securities                                         7,105    35.67     7,105   35.67        7,537    38.04     7,537    38.04
Mortgage-backed securities available for sale:
   GNMA                                                     31     0.15        31    0.15           51     0.26        51     0.26
   FNMA                                                     68     0.34        68    0.34          130     0.66       130     0.66
   FHLMC                                                10,223    51.33    10,223   51.33        9,669    48.80     9,669    48.80
                                                     ---------  -------  --------  ------   ----------   ------  --------  -------
Total mortgage-backed securities                        10,322    51.82    10,322   51.82        9,850    49.72     9,850    49.72
                                                     ---------  -------  --------  ------   ----------   ------  --------  -------

Total securities and mortgage-backed securities
  available for sale                                    17,427    87.49    17,427   87.49       17,387    87.76    17,387    87.76

FHLB stock                                               2,251    11.30     2,251   11.30        2,163    10.92     2,163    10.92
                                                     ---------  -------  --------  ------    ---------   ------  --------  -------

Total                                                $  19,918   100.00% $ 19,918  100.00%  $   19,811   100.00% $ 19,811   100.00%
                                                     =========  =======  ========  ======   ==========   ======  ========  =======

The maturities of the Corporation's interest-bearing deposits and securities at June 30, 2004 are indicated in the following table:

                                                                         At June 30, 2004
                                 ---------------------------------------------------------------------------------------------------
                                    After one        After five
                                     through           through          Due after        Not due at
                                   five years         ten years         ten years      single maturity              Total
                                 ---------------   ---------------   ---------------   ---------------   ---------------------------
                                                                                                                            Weighted
                                 Carrying  Avg.    Carrying  Avg.    Carrying  Avg.    Carrying  Avg.    Carrying   Fair      Avg.
                                  value    yield    value    yield    value    yield    value    yield     value    value    yield
                                 --------  -----   --------  -----   --------  -----   --------  -----   --------  -------  --------
                                                                     (Dollars in thousands)
Interest-bearing deposits:
  Demand Deposits                $     --     --%  $     --     --%  $     --     --%  $    240   0.00%  $    240  $   240   0.00%

Securities available for sale:
  U.S. Government agency
   securities                       1,993   2.62         --     --         --     --         --     --      1,993    1,993   2.62
  Obligations of state and
   political subdivisions (1)          --     --      5,112   4.12         --     --         --     --      5,112    5,112   4.12
                                 --------   ----   --------   ----   --------   ----   --------   ----   --------  -------   ----
     Total securities               1,993   2.62      5,112   4.12         --     --         --     --      7,105    7,105   3.70

Mortgage-backed securities
  available for sale:
  GNMA                                 --     --         --     --         31   4.10         --     --         31       31   4.10
  FNMA                                 --     --         68   6.21         --     --         --     --         68       68   6.21
  FHLMC                                --     --      5,746   3.86      4,477   4.72         --     --     10,223   10,223   4.23
                                 --------   ----   --------   ----   --------   ----   --------   ----   --------  -------   ----
     Total mortgage-backed
      securities                       --     --      5,814   3.89      4,508   4.72         --     --     10,322   10,322   4.25
                                 --------   ----   --------   ----   --------   ----   --------   ----   --------  -------   ----

Total securities and mortgage-
 backed securities available
 for sale                           1,993   2.62     10,926   4.00      4,508   4.72         --     --     17,427   17,427   4.03

FHLB Stock                             --     --         --     --         --     --      2,251   3.98      2,251    2,251   3.98
                                 --------   ----   --------   ----   --------   ----   --------   ----   --------  -------   ----

Total interest-bearing deposits
  and securities                 $  1,993   2.62%  $ 10,926   4.00%  $  4,508   4.72%  $  2,491   3.59%  $ 19,918  $19,918   3.97%
                                 ========   ====   ========   ====   ========   ====   ========   ====   ========  =======   ====

(1) Yields on obligations of state and political subdivisions have been adjusted for their tax exempt status. Mortgage-backed securities have been included in maturity category based upon the final contractual maturity. Yields are calculated based upon amortized cost of the security.

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Corporation at the dates indicated:

                                                        At June 30,
                                         ------------------------------------------
                                                  2004                2003
                                         --------------------  --------------------
                                                     Percent               Percent
                                                     of total              of total
                                            Amount   deposits    Amount    deposits
                                         ----------  --------  ----------  --------
                                                   (Dollars in thousands)
Transaction accounts:
    Noninterest-bearing demand
      deposit accounts                   $    6,340    7.22%   $    6,626    7.71%
    NOW accounts(1)                          14,789   16.83         6,237    7.26
    Savings accounts(2)                      12,796   14.57        13,072   15.21
    Money market accounts(3)                 12,915   14.70        16,961   19.73
                                         ----------  ------    ----------  ------
       Total transactions accounts           46,840   53.32        42,896   49.91

Certificates of deposit:
    2.00% or less                            13,169   14.99         2,256    2.62
    2.01% - 4.00%                            14,330   16.31        24,532   28.54
    4.01% - 6.00%                            13,215   15.04        15,715   18.28
    6.01% - 8.00%                               300    0.34           554    0.65
                                         ----------  ------    ----------  ------
       Total certificates of deposit(4)      41,014   46.68        43,057   50.09
                                         ----------  ------    ----------  ------

Total deposits                           $   87,854  100.00%   $   85,953  100.00%
                                         ==========  ======    ==========  ======

(1) The weighted average rate on NOW accounts was 0.64% and 0.50% at June 30, 2004 and 2003.

(2) The weighted average rate on savings accounts was 0.65% and 1.02% at June 30, 2004 and 2003.

(3) The weighted average rate on money market accounts was 1.27% and 1.16% at June 30, 2004 and 2003.

(4) The weighted average rate on all certificates of deposit was 3.32% and 3.53% at June 30, 2004 and 2003.

The following table shows rate and maturity information for the Corporation's certificates of deposit at June 30, 2004:

                                                      At June 30, 2004
                                   -------------------------------------------------
                                                  Over
                                      Up to     1 year to     Over
             Rate                   one year     2 years     2 years       Total
---------------------------------  -----------  ----------  ----------  ------------
                                                    (In thousands)
2.00% or less                      $    11,579  $    1,590  $       --  $     13,169
2.01% to 4.00%                           5,118       6,525       2,687        14,330
4.01% to 6.00%                           1,761         541      10,913        13,215
6.01% to 8.00%                             300          --          --           300
                                   -----------  ----------  ----------  ------------

    Total certificates of deposit  $    18,758  $    8,656  $   13,600  $     41,014
                                   ===========  ==========  ==========  ============

At June 30, 2004, approximately $18.8 million of the Corporation's certificates of deposit were scheduled to mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Bank at maturity.

The following table presents the amount of the Corporation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2004:

         Maturity               Amount
--------------------------  --------------
                            (In thousands)
Three months or less        $          590
Over 3 months to 6 months              728
Over 6 months to 12 months           1,984
Over 12 months                       4,433
                            --------------

    Total                   $        7,735
                            ==============

Management believes that a substantial percentage of the above certificates will be renewed with the Bank at maturity.

The following table sets forth the Corporation's deposit account balance activity for the periods indicated:

                                            Year ended June 30,
                                       -----------------------------
                                           2004            2003
                                       -------------   -------------
                                             (Dollars in thousands)
Beginning balance                      $      85,953   $      79,773
Increase before interest credited                867           4,861
                                       -------------   -------------
Net deposits before interest credited         86,820          84,634
Interest credited                              1,034           1,319
                                       -------------   -------------
Ending balance                         $      87,854   $      85,953
                                       =============   =============

Net increase                           $       1,901   $       6,180
                                       =============   =============
Percent increase                                2.21%           7.75%
                                       =============   =============

BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Bank complies with this requirement with an investment in stock of the FHLB of Cincinnati of $2.3 million at June 30, 2004.

The following table sets forth the maximum month-end and average balance of borrowings for the periods indicated:

                                                       Year ended June 30,
                                                     -----------------------
                                                        2004         2003
                                                     ----------   ----------
                                                     (Dollars in thousands)
Balance at period end:
    FHLB advances                                    $   48,756   $   38,720
    Weighted average rate                                  3.91%        4.90%

Maximum balance at any month end during the period:
    FHLB advances                                    $   49,748   $   40,802

Average balance for the period:
    FHLB advances and other borrowings               $   44,087   $   37,352
    Weighted average rate                                  4.31%        4.94%

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

EMPLOYEES

At June 30, 2004, the Bank had 33 full-time employees and 12 part-time employees.

                                   REGULATION

GENERAL

The Bank is subject to regulation, examination and oversight by the Division and the FDIC. The Bank must file periodic reports with the Division and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Bank complies with various regulatory requirements and is operating in a safe and sound manner.

HLFC is subject to regulation, examination, and oversight by the Office of Thrift Supervision ("OTS") and is required to submit periodic reports to the OTS. HLFC and the Bank are also subject to the provisions of the Ohio Revised Code applicable to corporations generally.

OHIO SAVINGS BANK LAW

The Division is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC.

FEDERAL DEPOSIT INSURANCE CORPORATION

SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and certain state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations and savings banks which were formerly organized as savings associations. As a former savings association, Advantage is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits.

The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may initiate enforcement actions against the institution and their affiliates for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

Non-member Banks and savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

REGULATORY CAPITAL REQUIREMENTS. The Bank is required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement and a risk-based capital requirement.

The leverage capital requirement is a minimum level of Tier 1 capital to average total consolidated assets of 4%. "Tier 1" capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships.

The risk-based capital requirement specifies total capital, which consists of core or Tier 1 capital and certain general valuation reserves, as a minimum of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations and Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the agency generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital level at June 30, 2004, met the standards for well-capitalized institutions.

QUALIFIED THRIFT LENDER TEST

The Bank must meet one of two possible tests in order to be a qualified thrift lender ("QTL"). The first test requires a the Bank to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student, and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under this test, at least 65% of the Bank's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits the Bank to qualify as a QTL if at least 60% of its assets consists of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If the Bank fails to meet the QTL test, the Bank and HLFC become subject to certain operating and regulatory restrictions. At June 30, 2004, the Bank met the QTL test.

TRANSACTIONS WITH INSIDERS AND AFFILIATES

Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the Bank's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the Bank with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank complied with such restrictions at June 30, 2004.

All transactions between a savings bank and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings bank is any company or entity that controls, is controlled by or is under common control with, the savings bank. HLFC and HLFS are affiliates of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, acceptance of a security issued by the affiliate as collateral for an extension of credit to any person, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank complied with these requirements and restrictions at June 30, 2004.

Federal law prohibits the Bank from making a capital distribution to anyone or paying management fees to any person having control of the Bank if, after such distribution or payment, the Bank would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on average during each of the four preceding calendar quarters and must provide adequate assurances of performance.

HOLDING COMPANY REGULATION

As a savings and loan holding company within the meaning of the Home Owners Loan Act (the "HOLA"), HLFC is registered with the OTS and subject to OTS regulations, examination, supervision, and reporting requirements.

HLFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the non-banking activities of unitary savings and loan holding companies and such companies may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the Bank; (ii) transactions between the Bank and its affiliates; and (iii) any activities of the Bank that might create a serious risk that the liabilities of HLFC and its affiliates may be imposed on the Bank. However, if the Bank fails to meet the QTL, then HLFC would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2004, the Bank met the QTL test. See "Qualified Thrift Lender Test."

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

FRB REGULATIONS

Federal Reserve Board regulations currently require financial institutions to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At June 30, 2004, the Bank was in compliance with its reserve requirements.

                                    TAXATION

FEDERAL TAXATION

HLFC and the Bank are each subject to the federal tax laws and regulations that apply to corporations generally. In addition to the regular income tax, HLFC and the Bank may be subject to an alternative minimum tax imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. Based on the Bank's average gross receipts for the three tax years ending on June 30, 2004, the Bank would not qualify as a small corporation exempt from the alternative minimum tax.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to HLFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2004, the Bank's pre-1988 reserves for tax purposes totaled approximately $1,548,000. The Bank believes it had approximately $3,890,000 of accumulated earnings and profits for tax purposes as of June 30, 2004, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

The tax returns of the Bank have been audited or closed without audit through fiscal year 2000. In the opinion of management, any examination of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bank.

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

ITEM 2. - DESCRIPTION OF PROPERTY

The following table sets forth certain information at June 30, 2004, regarding the properties on which the main office and the branch offices of the Bank are located:

                                       Owned or          Date           Net book
           Location                     leased         acquired           value         Deposits
-------------------------------        --------        --------        ----------    --------------
                                                                                     (In thousands)
401 Main Street                         Owned            1924          $   71,790      $   51,999
Coshocton, Ohio 43812-1523

590 Walnut Street                       Owned            1985          $   45,901      $   19,245
Coshocton, Ohio 43812-1632

503 West Main Street                    Owned            1999          $  416,952      $   16,610
West Lafayette, Ohio 43845-1134

ITEM 3. - LEGAL PROCEEDINGS

HLFC and the Bank are not presently involved in any material legal proceedings. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Information on treasury stock purchases during the fourth quarter of fiscal 2004 follows.

                                                                         Total number
                                                                           of shares
                                          Total                            purchased
                                         number            Average      as a part of a
                                        of shares           price          publicly
              Period                    purchased         per share     announced plan
              ------                    ---------         ---------     --------------
April 1, 2004 - April 30, 2004               --           $     --            --
May 1, 2004 - May 31, 2004                2,500              19.23            --
June 1, 2004 - June 30, 2004             11,262              19.67            --
                                         ------           --------         -----

Total                                    13,762           $  19.59            --
                                         ======           ========         =====

Additional information in answer to this part is contained in the Home Loan Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2004 (the "Annual Report") under the caption "Market Price of the Corporation's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7. - FINANCIAL STATEMENTS

The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLC dated July 29, 2004, are incorporated herein by reference.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. - CONTROLS AND PROCEDURES

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

ITEM 8B. - OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of HLFC (the "Proxy Statement"), under the captions "Beneficial Ownership Reporting Compliance", "Election of Directors", "Executive Officers and Compensation" and "Audit Committee Report" is incorporated herein by reference. HLFC has adopted a Code of Ethics that applies to all directors, executive officers and employees of HLFC and its subsidiaries. The Code of Ethics is attached hereto as Exhibit 14.

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

The following table shows, as of June 30, 2004, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the SOP, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                         (b)                           (c)
                                    --------------------        -------------------        ------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                    Number of securities                                     equity compensation
                                     to be issued upon            Weighted-average            plans (excluding
                                        exercise of              exercise price of         securities reflected in
     Plan Category                  outstanding options         outstanding options              column (a))
---------------------               --------------------        -------------------        ------------------------
Equity compensation
 plans approved by
 shareholders.                             56,567                      $12.09                      29,876

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

      3           Articles of Incorporation and Code of Regulations.

      10.1        Employment Contract for Robert C. Hamilton.

      10.2        Home Loan Financial Corporation 1998 Stock Option and
                  Incentive Plan.

      10.3        Home Loan Financial Corporation Recognition and Retention
                  Plan.

      10.4        Employment Contract for Kyle R. Hamilton.

      11          Statement Regarding Computation of Earnings per Share.

      13          2004 Annual Report to Shareholders

      14          Code of Ethics.

      20          Proxy Statement for 2004 Annual Meeting of Shareholders.

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

      31.1        Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2        Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

      On April 27, 2004, a Form 8-K was filed to report the issuance of a press release regarding earnings for the quarter ended March 31, 2004.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Proxy Statement under the caption "Auditors-Audit Fees" is incorporated herein by reference.

The Audit Committee of HLFC pre-approves all services provided to HLFC by its auditors and all services provided to HLFC described in this Item 14 were so pre-approved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HOME LOAN FINANCIAL CORPORATION

                                              By: /s/ Robert C. Hamilton
                                                  ------------------------------
                                                  Robert C. Hamilton, President
                                                  (Principal Executive Officer)

                                              Date: September 14, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Hamilton                        /s/ Preston W. Bair
------------------------------------          ----------------------------------
Robert C. Hamilton,                           Preston W. Bair,
President and Director                        Chief Financial Officer

Date: September 14, 2004                      Date: September 14, 2004

/s/ Neal J. Caldwell                          /s/ Robert D. Mauch
------------------------------------          ----------------------------------
Neal J. Caldwell                              Robert D. Mauch
Director                                      Director

Date: September 14, 2004                      Date: September 14, 2004

/s/ Douglas L. Randles                        /s/ Marion M. Sutton
------------------------------------          ----------------------------------
Douglas L. Randles                            Marion M. Sutton
Director                                      Director

Date: September 14, 2004                      Date: September 14, 2004

/s/ Kyle R. Hamilton
------------------------------------
Kyle R. Hamilton
Director

Date: September 14, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  3.1     Articles of Incorporation of Home     Incorporated by reference to the
          Loan Financial Corporation            Registration Statement on Form
                                                S-1 filed by HLFC on December
                                                16, 1997 (the "S-1") with the
                                                Securities and Exchange
                                                Commission (the "SEC"), Exhibit
                                                3.1.

  3.2     Certificate of Amendment to Articles  Incorporated by reference to
          of Incorporation of Home Loan         Pre-Effective Amendment No. 1 to
          Financial Corporation                 the S-1 filed with the SEC on
                                                February 3, 1998, Exhibit 3.2.

  3.3     Code of Regulations of Home Loan      Incorporated by reference to the
          Financial Corporation                 S-1, Exhibit 3.3.

 10.1     Employment Contract for Robert C.     Incorporated by reference to the
          Hamilton                              Form 10-KSB filed on EDGAR by
                                                HLFC on September 28, 1998,
                                                Exhibit 10.

 10.2     Home Loan Financial Corporation 1998  Incorporated by reference to the
          Stock Option and Incentive Plan.      Form 10-KSB filed on EDGAR by
                                                HLFC on September 29, 2003,
                                                Exhibit 10.2.

 10.3     Home Loan Financial Corporation       Incorporated by reference to the
          Recognition and Retention Plan.       Form 10-KSB filed on EDGAR by
                                                HLFC on September 29, 2003,
                                                Exhibit 10.3.

 10.4     Employment Contract for Kyle R.       Incorporated by reference to the
          Hamilton                              Form 10-QSB filed on EDGAR by
                                                HLFC on May 17, 2004, Exhibit
                                                10.2.

  11      Statement Regarding Computation of    See Note 17 to the consolidated
          Earnings per Share                    financial statements.

  13      Home Loan Financial Corporation 2004
          Annual Report to Shareholders

  14      Code of Ethics

  20      Proxy Statement for 2004 Annual       Incorporated by reference to the
          Meeting of Shareholders               Definitive Proxy Statement filed
                                                with the SEC on September 10,
                                                2004.

  21      Subsidiaries of Home Loan Financial
          Corporation

 23       Consent of independent registered
          public accounting firm

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