Form 10QSB
period 2004-09-30
HOME LOAN FINANCIAL CORP
filed 2004-11-15
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [ ]

As of November 10, 2004 the latest practical date, 1,688,907 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                         HOME LOAN FINANCIAL CORPORATION
                                      INDEX

                                                                                                                              Page
                                                                                                                              ----
PART I  - FINANCIAL INFORMATION

           Item 1.    Condensed Financial Statements (Unaudited)
                Consolidated Balance Sheets.............................................................................       3
                Consolidated Statements of Income and Comprehensive Income..............................................       4
                Consolidated Statements of Changes in Shareholders' Equity..............................................       5
                Consolidated Statements of Cash Flows...................................................................       7
                Notes to Consolidated Financial Statements..............................................................       8
           Item 2.    Management's Discussion and Analysis..............................................................      16
           Item 3.    Controls and Procedures...........................................................................      21

Part II - Other Information

           Item 1.    Legal Proceedings.................................................................................      22
           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......................................      22
           Item 3.    Defaults Upon Senior Securities...................................................................      22
           Item 4.    Submission of Matters to a Vote of Security Holders...............................................      22
           Item 5.    Other Information.................................................................................      22
           Item 6.    Exhibits..........................................................................................      22

SIGNATURES .............................................................................................................      23

INDEX TO EXHIBITS.......................................................................................................      24

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                 September 30,      June 30,
                                                                     2004             2004
                                                                 -------------    -------------
ASSETS
Cash and due from financial institutions                         $   2,205,497    $   3,034,819
Interest-bearing deposits in other financial institutions              188,379          240,366
                                                                 -------------    -------------
      Total cash and cash equivalents                                2,393,876        3,275,185
Securities available for sale                                        7,331,873        7,105,703
Mortgage-backed securities available for sale                       10,107,922       10,321,735
Federal Home Loan Bank stock                                         2,274,700        2,250,700
Loans, net of allowance of $669,368 and $573,115                   132,458,252      131,549,778
Premises and equipment, net                                          1,710,428        1,380,927
Accrued interest receivable                                            723,787          719,141
Bank owned life insurance                                            3,049,454        3,016,864
Other assets                                                           323,572          410,239
                                                                 -------------    -------------
           Total assets                                          $ 160,373,864    $ 160,030,272
                                                                 =============    =============

LIABILITIES
Deposits                                                         $  88,755,161    $  87,853,639
Federal Home Loan Bank advances                                     47,671,138       48,756,389
Accrued interest payable                                               468,876          503,994
Accrued expenses and other liabilities                                 842,516          606,824
                                                                 -------------    -------------
      Total liabilities                                            137,737,691      137,720,846

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                          --               --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                   --               --
Additional paid-in capital                                          14,574,296       14,508,999
Retained earnings                                                   14,576,675       14,722,513
Unearned employee stock ownership plan shares                         (700,780)        (773,982)
Unearned recognition and retention plan shares                        (183,344)        (189,779)
Treasury stock, at cost - 559,343 shares at September 30, 2004
  and 566,543 shares at June 30, 2004                               (5,799,467)      (5,818,102)
Accumulated other comprehensive income (loss)                          168,793         (140,223)
                                                                 -------------    -------------
      Total shareholders' equity                                    22,636,173       22,309,426
                                                                 -------------    -------------
           Total liabilities and shareholders' equity            $ 160,373,864    $ 160,030,272
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

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                        2004           2003
                                                      ----------   -----------
Interest income
      Loans, including fees                           $2,211,928   $ 2,256,511
      Taxable securities                                 115,595       100,041
      Nontaxable securities                               52,310        52,592
      Dividends on FHLB stock and other                   24,045        21,881
                                                      ----------   -----------
           Total interest income                       2,403,878     2,431,025

Interest expense
      Deposits                                           442,023       457,292
      FHLB advances                                      472,046       481,279
                                                      ----------   -----------
           Total interest expense                        914,069       938,571
                                                      ----------   -----------

Net interest income                                    1,489,809     1,492,454
Provision for loan losses                                121,000        15,000
                                                      ----------   -----------

Net interest income after provision for loan losses    1,368,809     1,477,454

Noninterest income
      Service charges and other fees                     106,062        94,208
      Net gains on sales of loans                         27,380         2,940
      Earnings from Coshocton County Title Agency         33,666        98,719
      Other                                               61,605        27,812
                                                      ----------   -----------
           Total noninterest income                      228,713       223,679

Noninterest expense
      Salaries and employee benefits                     589,956       577,584
      Occupancy and equipment                             81,083        79,340
      State franchise taxes                               45,000        42,000
      Computer processing                                 61,593        49,173
      Legal, audit and supervisory exam fees              46,488        51,025
      Director fees                                       22,560        24,593
      Other                                              122,587       129,494
                                                      ----------   -----------
           Total noninterest expense                     969,267       953,209
                                                      ----------   -----------
Income before income taxes                               628,255       747,924
Income tax expense                                       217,700       253,000
                                                      ----------   -----------
Net income                                               410,555       494,924

Other comprehensive income (loss), net of tax            309,016      (216,961)
                                                      ----------   -----------
Comprehensive income                                  $  719,571   $   277,963
                                                      ==========   ===========
Basic earnings per common share                       $     0.26   $      0.32
                                                      ==========   ===========
Diluted earnings per common share                     $     0.25   $      0.31
                                                      ==========   ===========

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                 Three Months Ended September 30, 2004 and 2003
                                  (Unaudited)


                                            Additional                    Unearned      Unearned
                                             Paid-In      Retained          ESOP          RRP        Treasury
                                             Capital      Earnings         Shares        Shares        Shares
                                           -----------   ------------    -----------    ---------    -----------
Balance at July 1, 2003                    $14,166,911   $ 14,514,056    $(1,067,434)   $(256,212)   $(6,090,975)

Net income for the period                           --        494,924             --           --             --

Cash dividend - $.275 per share                     --       (429,087)            --           --             --

Commitment to release 6,500 ESOP
  shares                                        32,043             --         68,709           --             --

Compensation expense with respect to
  recognition and retention plan                    --           (923)            --       44,620             --

Exercise of 9,817 stocks options
  and related tax benefit                       19,926        (65,576)            --           --        141,119

Change in fair value of securities
  available for sale, net of tax effects            --             --             --           --             --
                                           -----------   ------------    -----------    ---------    -----------
Balance at September 30, 2003              $14,218,880   $ 14,513,394    $  (998,725)   $(211,592)   $(5,949,856)
                                           ===========   ============    ===========    =========    ===========

                                             Accumulated
                                                Other
                                             Comprehensive
                                                Income          Total
                                               ---------    ------------
Balance at July 1, 2003                        $ 444,105    $ 21,710,451

Net income for the period                             --         494,924

Cash dividend - $.275 per share                       --        (429,087)

Commitment to release 6,500 ESOP
  shares                                              --         100,752

Compensation expense with respect to
  recognition and retention plan                      --          43,697

Exercise of 9,817 stocks options
  and related tax benefit                             --          95,469

Change in fair value of securities
  available for sale, net of tax effects        (216,961)       (216,961)
                                               ---------    ------------
Balance at September 30, 2003                  $ 227,144    $ 21,799,245
                                               =========    ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                           Additional                    Unearned      Unearned
                                            Paid-In       Retained         ESOP          RRP        Treasury
                                            Capital       Earnings        Shares        Shares        Shares
                                           -----------   ------------    ---------    ---------    -----------
Balance at July 1, 2004                    $14,508,999   $ 14,722,513    $(773,982)   $(189,779)   $(5,818,102)

Net income                                          --        410,555           --           --             --

Cash dividend - $.3025 per share                    --       (491,471)          --           --             --

Commitment to release 6,925 ESOP
  shares                                        65,297             --       73,202           --             --

Compensation expense with respect to
  recognition and retention plan                    --          1,201           --        6,435             --

Purchase of 8,600 treasury shares                   --             --           --           --       (168,990)

Exercise of 15,800 stock options
  and related tax benefit                           --        (66,123)          --           --        187,625

Change in fair value of securities
  available for sale, net of tax effects            --             --           --           --             --
                                           -----------   ------------    ---------    ---------    -----------
Balance at September 30, 2004              $14,574,296   $ 14,576,675    $(700,780)   $(183,344)   $(5,799,467)
                                           ===========   ============    =========    =========    ===========

                                            Accumulated
                                               Other
                                           Comprehensive
                                           Income (Loss)     Total
                                             ---------    ------------
Balance at July 1, 2004                      $(140,223)   $ 22,309,426

Net income                                          --         410,555

Cash dividend - $.3025 per share                    --        (491,471)

Commitment to release 6,925 ESOP
  shares                                            --         138,499

Compensation expense with respect to
  recognition and retention plan                    --           7,636

Purchase of 8,600 treasury shares                   --        (168,990)

Exercise of 15,800 stock options
  and related tax benefit                           --         121,502

Change in fair value of securities
  available for sale, net of tax effects       309,016         309,016
                                             ---------    ------------
Balance at September 30, 2004                $ 168,793    $ 22,636,173
                                             =========    ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             2004             2003
                                                                           -----------    -----------
Cash flows from operating activities
      Net income                                                           $   410,555    $   494,924
      Adjustments to reconcile net income to net cash
        from operating activities:
           Depreciation                                                         38,700         42,300
           Securities amortization and accretion                                16,581         30,646
           Provision for loan losses                                           121,000         15,000
           FHLB stock dividends                                                (24,000)       (21,800)
           Increase in cash surrender value of bank owned life insurance       (32,590)            --
           Compensation expense on ESOP shares                                 138,499        100,752
           Compensation expense on RRP shares                                    7,636         43,697
           Net change in accrued interest receivable and other assets           82,021        283,679
           Net change in accrued expenses and other liabilities                 41,387          8,577
           Net change in deferred loan fees                                     (2,568)         3,220
                                                                           -----------    -----------
                Net cash from operating activities                             797,221      1,000,995

Cash flows from investing activities
      Proceeds from maturities and principal paydowns of
           mortgage-backed securities available for sale                       439,265      1,943,035
      Net change in loans                                                   (1,026,906)    (5,898,746)
      Premises and equipment expenditures                                     (368,201)        (5,384)
      Proceeds from sale of other real estate owned                                 --             --
                                                                           -----------    -----------
           Net cash from investing activities                                 (955,842)    (3,961,095)

Cash flows from financing activities
      Net change in deposits                                                   901,522        588,361
      Net change in short-term FHLB advances                                  (950,000)     2,400,000
      Proceeds from long-term FHLB advances                                     48,500             --
      Repayments of long-term FHLB advances                                   (183,751)      (130,134)
      Cash dividends paid                                                     (491,471)      (429,087)
      Purchase of treasury stock                                              (168,990)            --
      Proceeds from exercise of stock options                                  121,502         75,543
                                                                           -----------    -----------
           Net cash from financing activities                                 (722,688)     2,504,683
                                                                           -----------    -----------

Net change in cash and cash equivalents                                       (881,309)      (455,417)
Cash and cash equivalents at beginning of period                             3,275,185      4,012,397
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $ 2,393,876    $ 3,566,980
                                                                           ===========    ===========

Supplemental disclosures of cash flow information
      Interest                                                             $   949,187    $   992,814
      Income taxes                                                                  --         50,338

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at September 30, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2004. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2004, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

The consolidated financial statements include the accounts of HLFC and its wholly-owned subsidiaries, The Home Loan Savings Bank ("Bank"), a state-chartered stock savings bank, and Home Loan Financial Services, Inc., an Ohio corporation providing insurance and investment services. HLFC also owns a 33% ownership interest in Coshocton County Title Agency ("CCTA"), which is accounted for under the equity method of accounting. These entities are together referred to as the Corporation. All significant intercompany transactions and balances have been eliminated.

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

                                               Three Months Ended
                                                  September 30,
                                             -------------------------
                                                2004           2003
                                             -----------   -----------
Net income as reported                       $   410,555   $   494,924
Deduct: Stock-based compensation expense
  determined under fair value based method         1,162        42,866
                                             -----------   -----------
Pro forma net income                         $   409,393   $   452,058
                                             ===========   ===========

Basic earnings per share as reported         $      0.26   $      0.32
Pro forma basic earnings per share                  0.25          0.29

Diluted earnings per share as reported       $      0.25   $      0.31
Pro forma diluted earnings per share                0.25          0.29

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

                                 Estimated      Gross        Gross
                                   Fair       Unrealized   Unrealized
                                   Value         Gains       Losses
                                 -----------   ---------    ---------
September 30, 2004
Securities available for sale
      U.S. Government agencies   $ 2,007,190   $   7,796    $  (1,251)
      Obligations of state and
        political subdivisions     5,324,683     248,028           --
                                 -----------   ---------    ---------
                                 $ 7,331,873   $ 255,824    $  (1,251)
                                 ===========   =========    =========
Mortgage-backed securities
  available for sale
      U.S. Government agencies   $10,107,922   $  26,781    $ (25,608)
                                 ===========   =========    =========
June 30, 2004
Securities available for sale
      U.S. Government agencies   $ 1,993,440   $      --    $  (7,289)
      Obligations of state and
        political subdivisions     5,112,263      33,451           --
                                 -----------   ---------    ---------
                                 $ 7,105,703   $  33,451    $  (7,289)
                                 ===========   =========    =========
Mortgage-backed securities
  available for sale
      U.S. Government agencies   $10,321,735   $   3,331    $(241,952)
                                 ===========   =========    =========

The fair value of securities by contractual maturity as of September 30, 2004 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                          Estimated
                                            Fair
                                            Value
                                         -----------
Due in one year or less                  $        --
Due after one year through five years      2,007,190
Due after five years through ten years     5,324,683
Due after ten years                               --
Mortgage-backed securities                10,107,922
                                         -----------
                                         $17,439,795
                                         ===========

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

No securities were sold during the three months ended September 30, 2004 or 2003. At September 30, 2004 and June 30, 2004, securities with a carrying value of $3,674,277 and $968,302 were pledged to secure public funds.

Securities with unrealized losses at September 30, 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows.

                              Less than 12 Months          12 Months or More                  Total
                             ---------------------    -----------------------------   ----------------------
                               Fair      Unrealized      Fair          Unrealized       Fair      Unrealized
Description of Securities      Value       Loss          Value            Loss          Value        Loss
-------------------------      -----       ----          -----            ----          -----        ----
U.S. Government agencies     $  998,130   $ (1,251)    $        --    $          --   $  998,130   $ (1,251)
Mortgage backed securities    5,517,133    (25,608)             --               --    5,517,133    (25,608)
                             ----------   --------     -----------    -------------   ----------   --------
Total temporarily impaired   $6,515,263   $(26,859)    $        --    $          --   $6,515,263   $(26,859)
                             ==========   ========     ===========    =============   ==========   ========

Unrealized losses on securities have not been recognized into income because the issuers' securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates.


NOTE 3 - LOANS

Loans at September 30, 2004 and June 30, 2004 were as follows.

                                             September 30,      June 30,
                                                 2004            2004
                                            -------------     -------------
Residential real estate loans:
     1 - 4 family                           $  84,420,889     $  84,586,340
     Multi-family                                 153,681           157,126
     Home equity                                6,224,109         6,047,564
Nonresidential real estate                     16,852,884        16,818,930
Real estate construction and land               5,858,534         4,806,823
                                            -------------     -------------
     Total real estate loans                  113,510,097       112,416,783
Commercial loans                                8,077,352         7,642,474
Consumer and other loans:
     Consumer                                  11,091,663        11,616,681
     Credit card                                  552,813           564,851
     Other                                         39,501            28,478
                                            -------------     -------------
          Total consumer and other loans       11,683,977        12,210,010
                                            -------------     -------------
Total loans                                   133,271,427       132,269,267
Less:
     Allowance for loan losses                   (669,368)         (573,115)
     Net deferred loan fees and costs            (143,806)         (146,374)
                                            -------------     -------------

                                            $ 132,458,252     $ 131,549,778
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

                                                     Three Months Ended
                                                       September 30,
                                                   ------------------------
                                                      2004         2003
                                                   ----------    ----------
Balance at beginning of period                     $  573,115    $  548,543
Provision for losses                                  121,000        15,000
Charge-offs                                           (56,391)      (23,460)
Recoveries                                             31,644        26,875
                                                   ----------    ----------
Balance at end of period                           $  669,368    $  566,958
                                                   ==========    ==========

Impaired loans were as follows.

                                                  September 30,   June 30,
                                                     2004          2004
                                                   ----------    ----------
Period-end loans with no allocated allowance
  for loan losses                                  $       --    $       --
Period-end loans with allocated allowance
  for loan losses                                   1,178,000     1,030,000
                                                   ----------    ----------
      Total                                        $1,178,000    $1,030,000
                                                   ==========    ==========
Amount of the allowance for loan loss allocated    $  379,000    $   10,000

                                                     Three Months Ended
                                                        September 30,
                                                   ------------------------
                                                     2004            2003
                                                   ----------    ----------
Average of impaired loans during the period        $1,062,000    $  449,000
Interest income recognized during impairment               --        12,101
Cash-basis interest income recognized                      --        12,101

                                                  September 30,   June 30,
                                                      2004         2004
                                                   ----------    ----------
Loans past due over 90 days still on accrual       $       --    $   13,000
Nonaccrual loans                                    3,446,000     1,437,000

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

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - FHLB ADVANCES

At September 30, 2004, the Bank had a cash management line of credit enabling it to borrow up to $15.0 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $3.0 million and $3.9 million at September 30, 2004 and June 30, 2004. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at September 30, 2004 and June 30, 2004. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $54.8 million, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, and then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

At period-end, advances from the FHLB were as follows.

                                               Interest     September 30,
                                              Rate Ranges      2004
                                              ----------    -----------
Cash management line of credit                      2.03%   $ 3,000,000
Fixed rate advances, final maturities
  ranging from January 2005 to Janury 2010     1.56-4.32%    17,730,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                 4.39-6.23%    17,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022               2.84-5.50%     9,941,138
                                                            -----------
                                                            $47,671,138
                                                            ===========

                                               Interest       June 30,
                                              Rate Ranges       2004
                                              ----------     ----------
Cash management line of credit                     1.65%    $ 3,950,000
Fixed rate advances, final maturities
  ranging from January 2005 to Janury 2010    1.56-4.32%     17,730,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                4.39-6.23%     17,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022              2.84-5.50%     10,076,389
                                                            -----------
                                                            $48,756,389
                                                            ===========

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES (Continued)

At September 30, 2004, the scheduled maturities of advances from the FHLB were as follows.

Period ending: September 30,2005                                       $      7,400,105
                            2006                                              4,800,846
                            2007                                              6,855,607
                            2008                                              8,203,355
                            2009                                              6,663,085
                            Thereafter                                       13,748,140
                                                                       ----------------
                                                                       $     47,671,138
                                                                       ================

NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of September 30, 2004.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at September 30, 2004 and June 30, 2004 was as follows.

                                                     September 30,   June 30,
                                                        2004           2004
                                                      ----------    ----------
Lines of credit - variable rate                       $5,427,000    $5,636,000
1-4 family residential real estate - variable rate       691,000       691,000
1-4 family residential real estate - fixed rate          192,000       123,000
Credit card arrangements - fixed rate                  1,541,000     1,486,000

The interest rate on fixed-rate commitments ranged from 5.875 % to 13.90% at September 30, 2004 and from 6.5% to 13.90% at June 30, 2004.

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                                Three Months Ended
                                                                  September 30,
                                                            ---------------------------
                                                               2004             2003
                                                            -----------     -----------
Basic
      Net income                                            $   410,555     $   494,924
                                                            ===========     ===========
      Weighted average common shares
        outstanding                                           1,690,270       1,659,784
      Less:  Average unallocated ESOP shares                    (69,349)        (97,322)
      Less:  Average nonvested RRP shares                       (14,495)        (18,175)
                                                            -----------     -----------
      Average shares                                          1,606,426       1,544,287
                                                            ===========     ===========
      Basic earnings per common share                       $      0.26     $      0.32
                                                            ===========     ===========
Diluted
      Net income                                            $   410,555     $   494,924
                                                            ===========     ===========
      Weighted average common shares outstanding
        for basic earnings per common share                   1,606,426       1,544,287
      Add:  Dilutive effects of assumed
         exercises of stock options, net of tax benefits         13,852          38,138
      Add:  Dilutive effects of average nonvested RRP
        shares, net of tax benefits                               1,286             478
                                                            -----------     -----------
      Average shares and dilutive potential
        common shares                                         1,621,564       1,582,903
                                                            ===========     ===========
      Diluted earnings per common share                     $      0.25     $      0.31
                                                            ===========     ===========

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                                Three Months Ended
                                                                   September 30,
                                                            ---------------------------
                                                             2004                2003
                                                             ----                ----
Unrealized holding gains (losses) on
  available-for-sale securities                             $   468,205     $  (328,728)
Tax effect                                                     (159,189)        111,767
                                                            -----------     -----------
Other comprehensive income (loss)                           $   309,016     $  (216,961)
                                                            ===========     ===========

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at September 30, 2004 compared to June 30, 2004, and the consolidated results of operations for the three months ended September 30, 2004 compared with the same period in 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at September 30, 2004 were $160.4 million compared to $160.0 million at June 30, 2004, an increase of $400,000, or 0.21%. The increase in total assets was primarily in loans, which increased $908,000 and premises and equipment, which increased $330,000, partially offset by a decrease in cash and cash equivalents of $881,000.

Securities available for sale increased from $7.1 million at June 30, 2004 to $7.3 million at September 30, 2004 due to an increase in the fair value of these securities. No securities were purchased or sold and no securities matured during the three months ended September 30, 2004. Mortgage-backed securities, which totaled $10.3 million at June 30, 2004, decreased to $10.1 million at September 30, 2004. This decrease was due to principal payments.

Loan growth during the three months ended September 30, 2004, which totaled $908,000, occurred primarily in real estate construction and land loans. The growth was due to competitive pricing in the current low interest rate environment. Commercial loans increased $435,000 due to increased efforts to attract business customers. Consumer and other loans decreased $526,000 since June 30, 2004.

The increase in premises and equipment of $330,000 was primarily associated with the new branch under construction in Mt. Vernon, Ohio.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Total deposits increased from $87.9 million at June 30, 2004 to $88.8 million at September 30, 2004. The Corporation had an increase in negotiable order of withdrawal ("NOW") and money market accounts of $2.7 million. This increase was partially offset by decreases of $881,000 in certificates of deposit, $674,000 in savings accounts, and $290,000 in noninterest bearing demand accounts. As a result of the changes in accounts, the certificates of deposit portfolio as a percent of total deposits decreased from 46.6% at June 30, 2004 to 45.2% at September 30, 2004. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $47.7 million at September 30, 2004, compared to $48.8 million at June 30, 2004, a decrease of $1.1 million. The decline resulted from scheduled principal repayments and a reduction in the cash management line of credit partially offset by a new mortgage matched advance of $48,500. At September 30, 2004, $3.0 million was outstanding on the Bank's $15.0 million cash-management line of credit with the FHLB compared to $4.0 at June 30, 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

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

Net income was $411,000 for the three months ended September 30, 2004, compared to $495,000 for the three months ended September 30, 2003. The decrease in net income for the three months ended September 30, 2004 was the result of an increase of $106,000 in provision for loan losses, partially offset by a decrease of $35,000 in income tax expense.

Net interest income totaled $1.5 million for the three months ended September 30, 2004 and for the three months ended September 30, 2003. The net interest margin decreased from 4.16% for the three months ended September 30, 2003 to 3.94% for the three months ended September 30, 2004. However, the increase in average earning assets offset the effects of the decline in the net interest margin.

Interest and fees on loans decreased $45,000, or 2.0%, from $2,257,000 for the three months ended September 30, 2003 to $2,212,000 for the three months ended September 30, 2004. The decrease was due to a higher average balance of loans resulting from strong loan demand, which was offset by a decline in yield on loans.

Interest earned on taxable securities increased $16,000, or 15.5%, from $100,000 for the three months ended September 30, 2003 to $116,000 for the three months ended September 30, 2004. The increase in income was the result of a higher average balance of taxable securities due to the purchase of mortgage-backed securities. Dividends on FHLB stock and other interest income increased $2,000 from the three-month period ended September 30, 2003.

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest expense on deposits decreased $15,000 from $457,000 for the three months ended September 30, 2003, to $442,000 for the three months ended September 30, 2004. The decrease in interest expense was the result of a decline in the cost of funds partially offset by a higher average balance of deposits for the period. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances decreased $9,000, or 1.9%, from $481,000 for the three months ended September 30, 2003, compared to $472,000 for the three months ended September 30, 2004. The decrease in interest expense was the result of a decrease in the interest rates on advances partially offset by an increase in the average balance of FHLB advances. The additional borrowings were used to provide funding for loan growth.

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

The provision for loan losses for the three months ended September 30, 2004 was $121,000 compared to $15,000 for the three months ended September 30, 2003. The allowance for loan losses totaled $669,000, or 0.50% of gross loans, at September 30, 2004, compared to $573,000, or 0.43% of gross loans, at June 30, 2004. The increase in the percentage of allowance to gross loans was primarily due to an increase in nonperforming loans at September 30, 2004. Nonperforming loans have increased from $1.5 million at June 30, 2004 to $3.2 million at September 30, 2004. The increase in nonperforming loans was primarily due to one large commercial loan and a large nonresidential real estate loan, both in the process of resolution. The Corporation's underwriting guidelines generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one - to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Although management believes that its allowance for loan losses at September 30, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

For the three months ended September 30, 2004, noninterest income totaled $229,000 compared to $224,000 for the three months ended September 30, 2003. The increase in noninterest income was primarily due to an increase in gains on sale of loans, service charges and other fees and other income partially offset by a decrease in HLFC's earnings from its 33% interest in CCTA. The increase in other income is primarily from the increase in cash surrender value on bank owned life insurance policies.

Noninterest expense totaled $968,000 for the three months ended September 30, 2004, compared to $953,000 for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits and computer processing. Salaries and employee benefits expense increased $12,000, or 2.1%, as the result of normal annual merit increases, an increase in the cost of health insurance and additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2003. These increases were partially offset by a

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

reduction in expense related to the Corporation's recognition and retention plan as the majority of the awarded shares fully vested in October 2003.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $218,000 for the three months ended September 30, 2004, compared to $253,000 for the three months ended September 30, 2003. The effective tax rate was 34.7% for the three months ended September 30, 2004, compared to 33.8% for the three months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the three months ended September 30, 2004 and 2003.

                                                           Three Months
                                                        Ended September 30,
                                                        -------------------
                                                         2004        2003
                                                         ----        ----
                                                       (Dollars in thousands)
Net income                                              $   411     $   495
Adjustments to reconcile net income to net cash from
  operating activities                                      386         506
                                                        -------     -------
Net cash from operating activities                          797       1,001
Net cash from investing activities                         (956)     (3,961)
Net cash from financing activities                         (722)      2,505
                                                        -------     -------
Net change in cash and cash equivalents                    (881)       (455)
Cash and cash equivalents at beginning of period          3,275       4,012
                                                        -------     -------
Cash and cash equivalents at end of period              $ 2,394     $ 3,557
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

At September 30, 2004, the Corporation had commitments to originate variable and fixed-rate residential estate mortgage loans totaling $883,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general

                         HOME LOAN FINANCIAL CORPORATION
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At September 30, 2004, and June 30, 2004, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at September 30, 2004 and June 30, 2004. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

At September 30, 2004 and June 30, 2004, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                                                   To Be
                                                                                                             Well Capitalized
                                                                              For Capital                 Under Prompt Corrective
                                              Actual                       Adequacy Purposes                Action Regulations
                                    ------------------------          -------------------------          ------------------------
                                       Amount          Ratio            Amount            Ratio            Amount           Ratio
                                       ------          -----            ------            -----            ------           -----
                                                                         (Dollars in thousands)
September 30, 2004

Total capital (to risk-
  weighted assets)                  $    18,816         18.4%         $    8,172            8.0%         $   10,215         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                  18,147         17.8               4,086            4.0               6,129          6.0
Tier 1 (core) capital (to
  adjusted total assets)                 18,147         11.3               6,415            4.0               8,019          5.0
Tangible capital (to
  adjusted total assets)                 18,147         11.3               2,406            1.5                 N/A

June 30, 2004

Total capital (to risk-
  weighted assets)                  $    18,164         17.8%         $    8,172            8.0%         $   10,216         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)                  17,591         17.2               4,086            4.0               6,129          6.0
Tier 1 (core) capital (to
  adjusted total assets)                 17,591         11.0               6,406            4.0               8,008          5.0
Tangible capital (to
adjusted total assets)                   17,591         11.0               2,402            1.5                 N/A

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

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                          Maximum Number
                                                                                   Total Number of       (or Approximate
                                                                                         Shares            Dollar Value)
                                                                                     Purchased as         of Shares that
                                                                                        Part of             May Yet Be
                                                                Average                Publicly          Purchased Under
                                 Total Number of Shares       Price Paid            Announced Plans        the Plans or
Period                                  Purchased             per Share               or Programs            Programs
------                           ----------------------       ----------            ---------------      ----------------
July 1 - 31, 2004                           -                          -                       -                     -
August 1 - 31, 2004                     8,600  (1)               $ 19.65                       -                     -
September 1 - 30, 2004                      -                          -                       -                     -

(1) Shares purchased in an open market transaction.

Item 3.      Defaults Upon Senior Securities
             Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits
             See Index to Exhibits.

                         HOME LOAN FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004                 /s/ Robert C. Hamilton
                                        ----------------------------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer

Date: November 15, 2004                 /s/ Preston W. Bair
                                        ----------------------------------------
                                        Preston W. Bair
                                        Secretary, Treasurer and Chief
                                        Financial Officer

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

3.2                   Certificate of Amendment to                     Incorporated by reference to Pre-Effective
                      Articles of Incorporation of Home               Amendment No. 1 to the S-1 filed with the SEC on
                      Loan Financial Corporation                      February 3, 1998, Exhibit 3.2.

3.3                   Code of Regulations of Home                     Incorporated by reference to the S-1, Exhibit 3.3.
                      Loan Financial Corporation

11                    Statement Regarding                             See Note 6 to the consolidated financial statements.
                      Computation of Earnings per
                      Share

31.1                  Certification of the Chief
                      Executive Officer Pursuant to
                      Section 302 of the Sarbanes-
                      Oxley Act of 2002

31.2                  Certification of the Chief Financial
                      Officer Pursuant to Section 302 of
                      the Sarbanes-Oxley Act of 2002

32.1                  Certification of the Chief
                      Executive Officer Pursuant to
                      Section 906 of the Sarbanes-
                      Oxley Act of 2002

32.2                  Certification of the Chief Financial
                      Officer Pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002