Form 10QSB
period 2004-12-31
HOME LOAN FINANCIAL CORP
filed 2005-02-14
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes  [X]        No  [ ]

As of February 9, 2005 the latest practical date, 1,690,907 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]        No  [X]

                         HOME LOAN FINANCIAL CORPORATION
                                      INDEX

                                                                                         Page
                                                                                         ----
PART I  - FINANCIAL INFORMATION

           Item 1.    Condensed Financial Statements (Unaudited)

                Consolidated Balance Sheets...........................................     3

                Consolidated Statements of Income and Comprehensive Income............     4

                Consolidated Statements of Changes in Shareholders' Equity............     5

                Consolidated Statements of Cash Flows.................................     7

                Notes to Consolidated Financial Statements............................     8

           Item 2.    Management's Discussion and Analysis............................    17

           Item 3.    Controls and Procedures.........................................    24

Part II - Other Information

           Item 1.    Legal Proceedings...............................................    25

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....    25

           Item 3.    Defaults Upon Senior Securities.................................    25

           Item 4.    Submission of Matters to a Vote of Security Holders.............    25

           Item 5.    Other Information...............................................    25

           Item 6.    Exhibits........................................................    25

SIGNATURES ...........................................................................    26

INDEX TO EXHIBITS.....................................................................    27

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                  December 31,        June 30,
ASSETS                                                               2004               2004
                                                                 -------------     -------------
Cash and due from financial institutions                         $   2,413,556     $   3,034,819
Interest-bearing deposits in other financial institutions              147,544           240,366
                                                                 -------------     -------------
      Total cash and cash equivalents                                2,561,100         3,275,185
Securities available for sale                                        7,266,280         7,105,703
Mortgage-backed securities available for sale                        9,673,990        10,321,735
Federal Home Loan Bank stock                                         2,299,000         2,250,700
Loans, net of allowance of $397,307 and $573,115                   131,952,499       131,549,778
Premises and equipment, net                                          2,136,441         1,380,927
Accrued interest receivable                                            743,954           719,141
Bank owned life insurance                                            3,082,396         3,016,864
Other assets                                                           571,827           410,239
                                                                 -------------     -------------

           Total assets                                          $ 160,287,487     $ 160,030,272
                                                                 =============     =============

LIABILITIES
Deposits                                                         $  86,487,823     $  87,853,639
Federal Home Loan Bank advances                                     49,734,350        48,756,389
Accrued interest payable                                               537,334           503,994
Accrued expenses and other liabilities                                 710,674           606,824
                                                                 -------------     -------------
      Total liabilities                                            137,470,181       137,720,846

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                                            --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                                                     --
Additional paid-in capital                                          14,639,594        14,508,999
Retained earnings                                                   14,678,422        14,722,513
Unearned employee stock ownership plan shares                         (627,577)         (773,982)
Unearned recognition and retention plan shares                        (176,910)         (189,779)
Treasury stock, at cost - 559,343 shares at December 31, 2004
  and 566,543 shares at June 30, 2004                               (5,799,467)       (5,818,102)
Accumulated other comprehensive income (loss)                          103,244          (140,223)
                                                                 -------------     -------------
      Total shareholders' equity                                    22,817,306        22,309,426
                                                                 -------------     -------------

           Total liabilities and shareholders' equity            $ 160,287,487     $ 160,030,272
                                                                 =============     =============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                               December 31,                  December 31,
                                                       ---------------------------    --------------------------
                                                           2004            2003           2004           2003
                                                       -----------     -----------    -----------    -----------
Interest income
      Loans, including fees                            $ 2,223,107     $ 2,190,445    $ 4,435,035    $ 4,446,956
      Taxable securities                                   112,152          95,632        227,747        195,673
      Nontaxable securities                                 52,332          52,611        104,642        105,203
      Dividends on FHLB stock and other                     24,300          21,952         48,345         43,833
                                                       -----------     -----------    -----------    -----------
      Total interest income                              2,411,891       2,360,640      4,815,769      4,791,665

Interest expense
      Deposits                                             434,882         431,872        876,905        889,164
      FHLB advances                                        485,690         480,817        957,736        962,096
                                                       -----------     -----------    -----------    -----------
           Total interest expense                          920,572         912,689      1,834,641      1,851,260
                                                       -----------     -----------    -----------    -----------

Net interest income                                      1,491,319       1,447,951      2,981,128      2,940,405
Provision for loan losses                                   90,000          30,000        211,000         45,000
                                                       -----------     -----------    -----------    -----------

Net interest income after provision for loan losses      1,401,319       1,417,951      2,770,128      2,895,405

Noninterest income
      Service charges and other fees                        96,040         102,924        202,102        197,132
      Net gains on sales of loans                            7,031          14,385         34,411         17,325
      Earnings from Coshocton County
        Title Agency                                        36,387          49,723         70,053        148,442
      Other                                                 63,795          15,692        125,400         43,504
                                                       -----------     -----------    -----------    -----------
           Total noninterest income                        203,253         182,724        431,966        406,403

Noninterest expense
      Salaries and employee benefits                       613,903         568,215      1,203,859      1,145,799
      Occupancy and equipment                               70,768          74,902        151,851        154,242
      State franchise taxes                                 45,000          42,000         90,000         84,000
      Computer processing                                   65,671          72,151        127,264        121,324
      Legal, audit and supervisory exam fees                42,412          50,785         88,900        101,810
      Director fees                                         23,160          22,560         45,720         47,153
      Other                                                103,573         119,456        226,160        248,950
                                                       -----------     -----------    -----------    -----------
           Total noninterest expense                       964,487         950,069      1,933,754      1,903,278
                                                       -----------     -----------    -----------    -----------

Income before income taxes                                 640,085         650,606      1,268,340      1,398,530
Income tax expense                                         224,400         221,900        442,100        474,900
                                                       -----------     -----------    -----------    -----------

Net income                                                 415,685         428,706        826,240        923,630

Other comprehensive income (loss), net of tax              (65,549)         21,917        243,467       (195,044)
                                                       -----------     -----------    -----------    -----------

Comprehensive income                                   $   350,136     $   450,623    $ 1,069,707    $   728,586
                                                       ===========     ===========    ===========    ===========

Basic earnings per common share                        $      0.26     $      0.27    $      0.51    $      0.59
                                                       ===========     ===========    ===========    ===========

Diluted earnings per common share                      $      0.26     $      0.27    $      0.51    $      0.58
                                                       ===========     ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                                        Accumulated
                               Additional                   Unearned      Unearned                         Other
                                 Paid-In      Retained        ESOP           RRP        Treasury       Comprehensive
                                 Capital      Earnings       Shares        Shares        Shares            Income          Total
                              ------------  ------------  ------------   ----------   ------------     -------------   ------------
Balance at July 1, 2003       $ 14,166,911  $ 14,514,056  $ (1,067,434)  $ (256,212)  $ (6,090,975)    $     444,105   $ 21,710,451

Net income                              --       923,630            --           --             --                --        923,630

Cash dividend - $.455
  per share                             --      (712,226)           --           --             --                --       (712,226)

Commitment to release
  13,350 ESOP shares                75,399            --       141,117           --             --                --        216,516

Compensation expense
  with respect to recognition
  and retention plan                48,724        (1,846)           --       54,206             --                --        101,084

Purchase of 6,238
  treasury shares                       --            --            --           --       (107,969)               --       (107,969)

Exercise of 27,863 stock
  options and related tax
  benefit                           54,677      (175,989)           --           --        390,355                --        269,043

Change in fair value of
  securities available for
  sale, net of tax effects              --            --            --           --             --          (195,044)      (195,044)
                              ------------  ------------  ------------   ----------   ------------     -------------   ------------

Balance at December 31, 2003  $ 14,345,711   $14,547,625  $   (926,317)  $ (202,006)  $ (5,808,589)    $     249,061   $ 22,205,485
                              ============  ============  ============   ==========   ============     =============   ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                   Six Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                                        Accumulated
                                Additional                    Unearned      Unearned                       Other
                                  Paid-In       Retained        ESOP           RRP        Treasury     Comprehensive
                                  Capital       Earnings       Shares        Shares        Shares      Income (Loss)       Total
                               ------------  -------------  -----------   -----------   ------------   -------------   -------------

Balance at July 1, 2004        $ 14,508,999  $  14,722,513  $  (773,982)  $  (189,779)  $ (5,818,102)  $    (140,223)  $ 22,309,426

Net income                               --        826,240           --            --             --              --        826,240

Cash dividend - $.4975
  per share                              --       (806,610)          --            --             --              --       (806,610)

Commitment to release
  13,850 ESOP shares                130,595             --      146,405            --             --              --        277,000

Compensation expense
  with respect to recognition
  and retention plan                     --          2,402           --        12,869             --              --         15,271

Purchase of 8,600 treasury
  shares                                 --             --           --            --       (168,990)             --       (168,990)

Exercise of 15,800 stock
  options and related tax
  benefit                                --        (66,123)          --            --        187,625              --        121,502

Change in fair value of
  securities available for
  sale, net of tax effects               --             --           --            --             --         243,467        243,467
                               ------------  -------------- -----------   -----------   ------------   -------------   ------------

Balance at December 31, 2004   $ 14,639,594  $  14,678,422  $  (627,577)  $  (176,910)  $ (5,799,467)  $     103,244   $ 22,817,306
                               ============  ============== ===========   ===========   =============  =============   ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                -----------------------------
                                                                                     2004            2003
                                                                                -------------   -------------
Cash flows from operating activities
      Net income                                                                $     826,240   $     923,630
      Adjustments to reconcile net income to net cash
        from operating activities:
           Depreciation                                                                77,400          84,600
           Securities amortization and accretion                                       32,002          45,635
           Provision for loan losses                                                  211,000          45,000
           FHLB stock dividends                                                       (48,300)        (43,800)
           Increase in cash surrender value of bank owned life insurance              (65,532)             --
           Gain on sale of other real estate owned                                     (5,299)             --
           Compensation expense on ESOP shares                                        277,000         216,516
           Compensation expense on RRP shares                                          15,271          52,360
           Net change in accrued interest receivable and other assets                 100,547         278,895
           Net change in accrued expenses and other liabilities                        11,767          72,627
           Net change in deferred loan fees                                              (680)            772
                                                                                -------------   -------------
                Net cash from operating activities                                  1,431,416       1,676,235

Cash flows from investing activities
      Purchases of securities available for sale                                           --        (998,910)
      Proceeds from maturities of securities available for sale                            --       1,000,000
      Proceeds from maturities and principal paydowns of
           mortgage-backed securities available for sale                              824,056       2,698,372
      Net change in loans                                                            (963,041)     (6,947,409)
      Premises and equipment expenditures                                            (832,914)        (35,409)
      Proceeds from sale of other real estate owned                                    68,351              --
                                                                                -------------   -------------
           Net cash from investing activities                                        (903,548)     (4,283,356)

Cash flows from financing activities
      Net change in deposits                                                       (1,365,816)     (1,629,876)
      Net change in short-term FHLB advances                                        1,025,000       3,580,000
      Proceeds from long-term FHLB advances                                           522,500              --
      Repayments of long-term FHLB advances                                          (569,539)       (460,719)
      Cash dividends paid                                                            (806,610)       (712,226)
      Purchase of treasury stock                                                     (168,990)       (107,969)
      Proceeds from exercise of stock options                                         121,502         214,366
                                                                                -------------   -------------
           Net cash from financing activities                                      (1,241,953)        883,576
                                                                                -------------   -------------

Net change in cash and cash equivalents                                              (714,085)     (1,723,545)
Cash and cash equivalents at beginning of period                                    3,275,185       4,012,397
                                                                                -------------   -------------

Cash and cash equivalents at end of period                                      $   2,561,100   $   2,288,852
                                                                                =============   =============

Supplemental disclosures of cash flow information
      Interest                                                                  $   1,801,301   $   1,861,697
      Income taxes                                                                    280,000         160,000
Supplemental noncash disclosure
      Transfer from loans to other real estate owned                            $     350,000   $      13,170

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at December 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2004. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2004, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

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

The Bank provides financial services through its main and branch offices in Coshocton, Ohio, a branch office in West Lafayette, Ohio and a branch office in Mt. Vernon, Ohio which opened in January 2005. The Bank's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate, commercial and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions.

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

                                                                       Three Months Ended                     Six Months Ended
                                                                           December 31,                          December 31,
                                                               ---------------------------------      ------------------------------
                                                                    2004               2003                2004              2003
                                                               -------------       -------------      --------------    ------------
Net income as reported                                         $     416,685       $     428,706      $      826,240    $    923,630
Deduct: Stock-based compensation expense
  determined under fair value based method                             4,756               7,285               5,918          50,151
                                                               -------------       -------------      --------------    ------------

Pro forma net income                                           $     410,929       $     421,421      $      820,322    $    873,479
                                                               =============       =============      ==============    ============

Basic earnings per share as reported                           $        0.26                0.27      $         0.51    $       0.59
Pro forma basic earnings per share                                      0.25                0.27                0.51            0.56

Diluted earnings per share as reported                         $        0.26                0.27      $         0.51    $       0.58
Pro forma diluted earnings per share                                    0.25                0.26                0.51            0.55

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in other comprehensive income (loss) were as follows.

                                                            Estimated               Gross               Gross
                                                               Fair              Unrealized          Unrealized
                                                              Value                 Gains              Losses
                                                        ----------------    -----------------    -----------------
December 31, 2004

      U.S. Government agencies                          $      1,992,190    $              --    $          (8,432)
      Obligations of state and
        political subdivisions                                 5,274,090              199,572                   --
                                                        ----------------    -----------------    -----------------

                                                        $      7,266,280    $         199,572    $          (8,432)
                                                        ================    =================    =================
Mortgage-backed securities
      U.S. Government agencies                          $      9,673,990    $           6,078    $         (40,787)
                                                        ================    =================    =================

June 30, 2004

      U.S. Government agencies                          $      1,993,440    $              --    $          (7,289)
      Obligations of state and
        political subdivisions                                 5,112,263               33,451                   --
                                                        ----------------    -----------------    -----------------

                                                        $      7,105,703    $          33,451    $          (7,289)
                                                        ================    =================    =================
Mortgage-backed securities
      U.S. Government agencies                          $     10,321,735    $           3,331    $        (241,952)
                                                        ================    =================    =================

The fair value of securities by contractual maturity as of December 31, 2004 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                                                          Estimated
                                                                            Fair
                                                                            Value
                                                                      ----------------
Due in one year or less                                               $        992,500
Due after one year through five years                                          999,690
Due after five years through ten years                                       5,274,090
Due after ten years                                                                 --
Mortgage-backed securities                                                   9,673,990
                                                                      ----------------
                                                                      $     16,640,270
                                                                      ================

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

No securities were sold during the three and six months ended December 31, 2004 or 2003. At December 31, 2004 and June 30, 2004, securities with a carrying value of $3,575,258 and $968,302 were pledged to secure public funds.

Securities with unrealized losses at December 31, 2004 and June 30, 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows.

                                     Less than 12 Months              12 Months or More                       Total
                               -----------------------------    -----------------------------     -----------------------------
                                    Fair         Unrealized        Fair           Unrealized           Fair         Unrealized
Description of Securities           Value           Loss           Value             Loss              Value           Loss
-------------------------      ---------------  ------------    -----------     -------------     --------------   ------------
December 31, 2004

U.S. Government agencies       $     1,992,190  $     (8,432)   $        --     $          --     $    1,992,190   $     (8,432)
  Mortgage backed securities         5,273,090       (40,787)            --                --          5,273,090        (40,787)
                               ---------------  ------------    -----------     -------------     --------------   ------------

Total temporarily impaired     $     7,265,280  $    (49,219)   $        --     $          --     $    7,265,280   $    (49,219)
                               ===============  ============    ===========     =============     ==============   ============

June 30, 2004

U.S. Government agencies       $     1,993,440  $     (7,289)   $        --     $          --     $    1,993,440   $     (7,289)
  Mortgage backed securities        10,254,118      (241,952)            --                --         10,254,118       (241,952)
                               ---------------  ------------    -----------     -------------     --------------   ------------

Total temporarily impaired     $    12,247,558  $   (249,241)   $        --     $          --     $ 12,247,558     $   (249,241)
                               ===============  ============    ===========     =============     ============     ============

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

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS

Loans at December 31, 2004 and June 30, 2004 were as follows.

                                                          December 31,         June 30,
                                                             2004                2004
                                                      -----------------   -----------------
Residential real estate loans:
     1 - 4 family                                     $      84,577,515   $      84,586,340
     Multi-family                                               150,179             157,126
     Home equity                                              6,235,510           6,047,564
Nonresidential real estate                                   16,757,126          16,818,930
Real estate construction and land                             6,491,575           4,806,823
                                                      -----------------   -----------------
     Total real estate loans                                114,211,905         112,416,783
Commercial loans                                              7,611,603           7,642,474
Consumer and other loans:
     Consumer                                                10,103,214          11,616,681
     Credit card                                                560,782             564,851
     Other                                                        7,996              28,478
                                                      -----------------   -----------------
          Total consumer and other loans                     10,671,992          12,210,010
                                                      -----------------   -----------------
Total loans                                                 132,495,500         132,269,267
Less:
     Allowance for loan losses                                 (397,307)           (573,115)
     Net deferred loan fees and costs                          (145,694)           (146,374)
                                                      -----------------   -----------------

                                                      $     131,952,499   $     131,549,778
                                                      =================   =================

Activity in the allowance for loan losses was as follows.

                                            Three Months Ended                             Six Months Ended
                                              December 31,                                    December 31,
                                   -----------------------------------             ---------------------------------
                                        2004                   2003                     2004                2003
                                   -------------         -------------             -------------       -------------
Balance at beginning of period     $     669,368         $     566,958             $     573,115       $     548,543
Provision for losses                      90,000                30,000                   211,000              45,000
Charge-offs                             (403,643)              (27,217)                 (460,034)            (50,677)
Recoveries                                41,582                   685                    73,226              27,560
                                   -------------         -------------             -------------       -------------

Balance at end of period           $     397,307         $     570,426             $     397,307       $     570,426
                                   =============         =============             =============       =============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Impaired loans were as follows.

                                                         December 31,         June 30,
                                                             2004               2004
                                                      -----------------   -----------------
Period-end loans with no allocated allowance
  for loan losses                                     $              --   $              --
Period-end loans with allocated allowance
  for loan losses                                               311,338           1,030,000
                                                      -----------------   -----------------
      Total                                           $         311,338   $       1,030,000
                                                      =================   =================

Amount of the allowance for loan loss allocated       $         143,156   $          10,000

                                                            Three Months Ended                          Six Months Ended
                                                               December 31,                                December 31,
                                                     ------------------------------         -------------------------------------
                                                          2004             2003                    2004               2003
                                                     -------------    -------------         -----------------   -----------------
Average of impaired loans
  during the period                                  $     372,691    $     445,000         $         717,221   $         447,000
Interest income recognized
  during impairment                                             --           19,000                        --              31,000

Cash-basis interest income recognized                           --           19,000                        --              31,000

                                                        December 31,          June 30,
                                                            2004                2004
                                                     -----------------   -----------------
Loans past due over 90 days still on accrual         $         680,796   $          13,000
Nonaccrual loans                                             1,086,859           1,437,000

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

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES

At December 31, 2004, the Bank had a cash management line of credit enabling it to borrow up to $15.0 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $5.0 million and $3.9 million at December 31, 2004 and June 30, 2004. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at December 31, 2004 and June 30, 2004. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings up to a total of $54.0 million, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, and then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

At period-end, advances from the FHLB were as follows.

                                                 Interest     December 31,
                                               Rate Ranges        2004
                                               -----------    ------------
Cash management line of credit                       2.03%    $  4,975,000
Fixed rate advances, final maturities
  ranging from January 2005 to January 2010     1.56-4.32%      17,730,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                  4.39-6.23%      17,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022                2.84-5.50%      10,029,350
                                                              ------------
                                                              $ 49,734,350
                                                              ============

                                                Interest        June 30,
                                               Rate Ranges        2004
                                               -----------    ------------
Cash management line of credit                       1.65%    $  3,950,000
Fixed rate advances, final maturities
  ranging from January 2005 to January 2010     1.56-4.32%      17,730,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                  4.39-6.23%      17,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022                2.84-5.50%      10,076,389
                                                              ------------
                                                              $ 48,756,389
                                                              ============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES (Continued)

At December 31, 2004, the scheduled maturities of advances from the FHLB were as follows.

Period ending: December 31,           2005                                       $      9,368,437
                                      2006                                              4,807,535
                                      2007                                              6,866,965
                                      2008                                              8,218,886
                                      2009                                              6,682,378
                                      Thereafter                                       13,790,149
                                                                                 ----------------
                                                                                 $     49,734,350
                                                                                 ================

NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of December 31, 2004.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at December 31, 2004 and June 30, 2004 was as follows.

                                                            December 31,            June 30,
                                                                2004                 2004
                                                         -----------------     -----------------
Lines of credit - variable rate                          $       5,570,000     $       5,636,000
1-4 family residential real estate - variable rate                 233,000               691,000
1-4 family residential real estate - fixed rate                     30,000               123,000
Credit card arrangements - fixed rate                            1,495,000             1,486,000

The interest rate on fixed-rate commitments ranged from 8.75% to 13.90% at December 31, 2004 and from 6.50% to 13.90% at June 30, 2004.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                              Three Months Ended                    Six Months Ended
                                                                  December 31,                         December 31,
                                                     -----------------------------------  ------------------------------------
                                                           2004               2003               2004                2003
                                                     ---------------    ----------------  -----------------    ---------------
Basic
      Net income                                     $       415,685    $        428,706  $         826,240    $       923,630
                                                     ===============    ================  =================    ===============

      Weighted average common share                        1,688,907           1,670,503          1,689,589          1,665,143
      Less:  Average unallocated ESOP shares                 (62,424)            (90,647)           (65,886)           (93,897)
      Less:  Average nonvested RRP shares                    (13,995)            (15,827)           (14,245)           (17,001)
                                                     ---------------    ----------------  -----------------    ---------------

      Average shares                                       1,612,488           1,564,029          1,609,458          1,544,245
                                                     ===============    ================  =================    ===============

      Basic earnings per common share                $          0.26    $           0.27  $            0.51    $          0.59
                                                     ===============    ================  =================    ===============

Diluted
      Net income                                     $       415,685    $        428,706  $         826,240    $       923,630
                                                     ===============    ================  =================    ===============

      Weighted average common shares
        outstanding for basic earnings per
        common share                                       1,612,488           1,564,029          1,609,458          1,554,245
      Add:  Dilutive effects of assumed
         exercises of stock options, net of
         tax benefits                                         11,781              34,767             12,709             36,715
      Add:  Dilutive effects of average
        nonvested RRP shares, net of tax benefits              1,236                 195              1,263                374
                                                     ---------------    ----------------   ----------------    ---------------
      Average shares and dilutive potential
        common shares                                      1,625,505           1,598,991          1,623,430          1,591,335
                                                     ===============    ================   ================    ===============

      Diluted earnings per common share              $          0.26    $           0.27  $            0.51    $          0.58
                                                     ===============    ================  =================    ===============

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                              Three Months Ended                    Six Months Ended
                                                                 December 31,                          December 31,
                                                     -----------------------------------  ------------------------------------
                                                           2004               2003               2004                2003
                                                     ---------------    ----------------  -----------------    ---------------
Unrealized holding gains (losses) on
  available-for-sale securities                      $       (99,315)   $         33,207  $         368,890    $      (295,521)
Tax effect                                                    33,766             (11,290)          (125,423)           100,477
                                                     ---------------    ----------------  -----------------    ---------------
Other comprehensive income (loss)                    $       (65,549)   $         21,917  $         243,467    $      (195,044)
                                                     ===============    ================  =================    ===============

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at December 31, 2004 compared to June 30, 2004, and the consolidated results of operations for the three and six months ended December 31, 2004 compared with the same periods in 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at December 31, 2004 were $160.3 million compared to $160.0 million at June 30, 2004, an increase of $300,000, or 0.16%. The increase in total assets was primarily in premises and equipment, which increased $756,000 and loans, net, which increased $403,000, partially offset by a decrease in cash and cash equivalents of $714,000.

Securities available for sale increased from $7.1 million at June 30, 2004 to $7.3 million at December 31, 2004 due to an increase in the fair value of these securities. No securities were purchased or sold and no securities matured during the six months ended December 31, 2004. Mortgage-backed securities, which totaled $10.3 million at June 30, 2004, decreased to $9.7 million at December 31, 2004. This decrease was due to principal payments.

Loan growth during the six months ended December 31, 2004, which totaled $403,000, occurred primarily in real estate construction and land loans. The growth was due to competitive pricing in the current low interest rate environment. Consumer and other loans decreased $1.5 million since June 30, 2004.

The increase in premises and equipment of $756,000 was primarily associated with the new branch under construction in Mt. Vernon, Ohio, which opened in January 2005.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Total deposits decreased from $87.9 million at June 30, 2004 to $86.5 million at December 31, 2004. The Corporation had decreases in negotiable order of withdrawal ("NOW") and money market accounts of $2.6 million, $145,000 in savings accounts, and $552,000 in noninterest bearing demand accounts. This decrease was partially offset by an increase of $1.0 million in certificates of deposit. As a result of the changes in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 46.6% at June 30, 2004 to 47.6% at December 31, 2004. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $49.7 million at December 31, 2004, compared to $48.8 million at June 30, 2004, an increase of $900,000. The increase resulted from new mortgage matched advances of $522,500 and an increase in the cash-management line of credit, partially offset by scheduled principal repayments. At December 31, 2004, $5.0 million was outstanding on the Bank's $15.0 million cash-management line of credit with the FHLB compared to $4.0 at June 30, 2004. The additional borrowings were used to provide funding for loan growth and offset the decline in deposits.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

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

The Corporation's net income primarily depends on its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The level of net interest income is dependent on the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Provisions for loan losses, service charges, gains on the sales of assets, other income, noninterest expense and income taxes also affect net income.

Net income was $416,000 for the three months ended December 31, 2004, compared to $429,000 for the three months ended December 31, 2003. The decrease in net income for the three months ended December 31, 2004 was the result of an increase of $60,000 in provision for loan losses, partially offset by an increase in net interest income.

Net interest income totaled $1.5 million for the three months ended December 31, 2004 and $1.4 million for the three months ended December 31, 2003. The net interest margin decreased from 3.99% for the three months ended December 31, 2003 to 3.95% for the three months ended December 31, 2004. However, the increase in average earning assets more than offset the decline in the net interest margin.

Interest and fees on loans increased $33,000, or 1.5%, from $2,190,000 for the three months ended December 31, 2003 to $2,223,000 for the three months ended December 31, 2004. The increase was due to a higher average balance of loans, which was partially offset by a decline in yield on loans.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Interest earned on taxable securities increased $17,000, or 17.3%, from $96,000 for the three months ended December 31, 2003 to $112,000 for the three months ended December 31, 2004. The increase in income was the result of a higher average balance of taxable securities due to the purchase of mortgage-backed securities. Dividends on FHLB stock and other interest income increased $2,000 from the three-month period ended December 31, 2003.

Interest expense on deposits increased $3,000 from $432,000 for the three months ended December 31, 2003, to $435,000 for the three months ended December 31, 2004. The increase in interest expense was the result of a slight increase in the cost of funds coupled with a higher average balance of deposits for the period. The increase in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances increased $5,000, or 1.0%, from $481,000 for the three months ended December 31, 2003, compared to $486,000 for the three months ended December 31, 2004. The increase in interest expense was the result of an increase in the average balance of FHLB advances.

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

The provision for loan losses for the three months ended December 31, 2004 was $90,000 compared to $30,000 for the three months ended December 31, 2003. The allowance for loan losses totaled $397,000, or 0.30% of gross loans, at December 31, 2004, compared to $573,000, or 0.43% of gross loans, at June 30, 2004. The decrease in the percentage of allowance to gross loans was primarily due to a large charge-off of a commercial loan relationship which had a specific reserve allocation. Nonaccrual loans have decreased from $1.4 million at June 30, 2004 to $1.1 million at December 31, 2004. The Corporation's underwriting guidelines generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one - to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Although management believes that its allowance for loan losses at December 31, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

For the three months ended December 31, 2004, noninterest income totaled $203,000 compared to $183,000 for the three months ended December 31, 2003. The increase in noninterest income was primarily due to income from bank owned life insurance policies that were purchased in May 2004.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest expense totaled $964,000 for the three months ended December 31, 2004, compared to $950,000 for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits. Salaries and employee benefits expense increased $46,000, or 8.0%, primarily as the result of increased staffing for the Mt. Vernon branch, which opened in January 2005, and the addition of an executive officer. Salaries and employee benefits expense also increased due to additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2003.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $224,400 for the three months ended December 31, 2004, compared to $221,900 for the three months ended December 31, 2003. The effective tax rate was 35.1% for the three months ended December 31, 2004, compared to 34.1% for the three months ended December 31, 2003.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Net income was $826,000 for the six months ended December 31, 2004, compared to $924,000 for the six months ended December 31, 2003. The decrease in net income for the six months ended December 31, 2004 was primarily the result of an increase of $166,000 in provision for loan losses, partially offset by a decrease of $33,000 in income tax expense and an increase in net interest income.

Net interest income totaled $2,981,000 for the six months ended December 31, 2004 and $2,940,000 for the six months ended December 31, 2003. The net interest margin decreased from 4.08% for the six months ended December 31, 2003 to 3.95% for the six months ended December 31, 2004. However, the increase in average earning assets more than offset the decline in the net interest margin.

Interest and fees on loans decreased $12,000, or 0.27%, from $4,447,000 for the six months ended December 31, 2003 to $4,435,000 for the six months ended December 31, 2004. The decrease was due to a decline in yield on loans more than offsetting the higher average balance of loans.

Interest earned on taxable securities increased $32,000 or 16.4%, from $196,000 for the six months ended December 31, 2003 to $228,000 for the six months ended December 31, 2004. The increase in income was the result of a higher average balance of taxable securities due to the purchase of mortgage-backed securities. Dividends on FHLB stock and other interest income increased $5,000 from the six-month period ended December 31, 2003.

Interest expense on deposits decreased $12,000 from $889,000 for the six months ended December 31, 2003, to $877,000 for the six months ended December 31, 2004. The decrease in interest expense was the result of a decline in the cost of funds partially offset by a higher average balance of deposits for the period. The decrease in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances decreased $4,000, or 0.45%, from $962,000 for the six months ended December 31, 2003, compared to $958,000 for the six months ended December 31, 2004. The decrease in interest expense was the result of a decrease in the interest rates on advances partially offset by an increase in the average balance of FHLB advances. The additional borrowings were used to provide funding for loan growth.

The provision for loan losses for the six months ended December 31, 2004 was $211,000 compared to $45,000 for the six months ended December 31, 2003. The increase in the provision was primarily due to a large charge-off of a commercial loan relationship.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

For the six months ended December 31, 2004, noninterest income totaled $432,000 compared to $406,000 for the six months ended December 31, 2003. The increase in noninterest income was primarily due to an increase in gains on sale of loans, service charges and other fees and other income partially offset by a decrease in HLFC's earnings from its 33% interest in CCTA. The increase in other income is primarily from the income on bank owned life insurance policies.

Noninterest expense totaled $1,934,000 for the six months ended December 31, 2004, compared to $1,903,000 for the same period in 2003. This increase was due primarily to increases in salaries and employee benefits. Salaries and employee benefits expense increased $58,000, or 5.1%, primarily as the result of increased staffing for the Mt. Vernon branch, which opened January 2005, and the addition of an executive officer. Salaries and employee benefits expense also increased due to additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2003. These increases were partially offset by a reduction in expense related to the Corporation's recognition and retention plan as the majority of the awarded shares fully vested in October 2003.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $442,000 for the six months ended December 31, 2004, compared to $475,000 for the six months ended December 31, 2003. The effective tax rate was 34.9% for the six months ended December 31, 2004, compared to 34.0% for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the six months ended December 31, 2004 and 2003.

                                                                      Six Months
                                                                 Ended December 31,
                                                        -----------------------------------
                                                              2004                2003
                                                        ---------------      --------------
                                                               (Dollars in thousands)
Net income                                              $           826      $          924
Adjustments to reconcile net income to net cash from
  operating activities                                              606                 752
                                                        ---------------      --------------
Net cash from operating activities                                1,432               1,676
Net cash from investing activities                                 (904)             (4,283)
Net cash from financing activities                               (1,242)                884
                                                        ---------------      --------------
Net change in cash and cash equivalents                            (714)             (1,723)
Cash and cash equivalents at beginning of period                  3,275               4,012
                                                        ---------------      --------------

Cash and cash equivalents at end of period              $         2,561      $        2,289
                                                        ===============      ==============

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

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

anticipated that a rising interest rate environment will significantly affect the liquidity position of the Bank. However, if necessary, the Bank can sell any of its securities to increase its liquidity position.

At December 31, 2004, the Corporation had commitments to originate variable and fixed-rate residential estate mortgage loans totaling $263,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At December 31, 2004, and June 30, 2004, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at December 31, 2004 and June 30, 2004. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

At December 31, 2004 and June 30, 2004, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                                            To Be
                                                                                                       Well Capitalized
                                                                       For Capital                 Under Prompt Corrective
                                        Actual                      Adequacy Purposes                 Action Regulations
                                 Amount          Ratio            Amount          Ratio              Amount           Ratio
                              -----------        -----          ----------      ---------          ----------         -----
                                                                   (Dollars in thousands)
December 31, 2004
Total capital (to risk-
  weighted assets)            $    19,102         18.6%         $    8,217            8.0%         $   10,271         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            18,705         18.2               4,108            4.0               6,162          6.0
Tier 1 (core) capital (to
  adjusted total assets)           18,705         11.6               6,435            4.0               8,044          5.0
Tangible capital (to
  adjusted total assets)           18,705         11.6               2,414            1.5                 N/A

June 30, 2004
Total capital (to risk-
  weighted assets)            $    18,164         17.8%         $    8,172            8.0%         $   10,216         10.0%
Tier 1 (core) capital (to
  risk-weighted assets)            17,591         17.2               4,086            4.0               6,129          6.0
Tier 1 (core) capital (to
  adjusted total assets)           17,591         11.0               6,406            4.0               8,008          5.0
Tangible capital (to
adjusted total assets)             17,591         11.0               2,402            1.5                 N/A

                         HOME LOAN FINANCIAL CORPORATION
                         ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of HLFC's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as December 31, 2004. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that HLFC's disclosure controls and procedures are effective. There were no changes in HLFC's internal controls during the quarter ended December 31, 2004, which materially affected, or are reasonably likely to materially affect, HLFC's internal controls over financial reporting.

                         HOME LOAN FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
             None

Item 3.      Defaults Upon Senior Securities
             Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders

             The Annual Meeting of the Shareholders of the Corporation was held on October 12, 2004. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2006:

                           FOR              WITHHELD
                        ---------           --------
Neal J. Caldwell        1,373,336              8,251
Kyle R. Hamilton        1,366,319             15,268
Douglas L. Randles      1,377,962              3,625

             The following members of the Board of Directors of the Corporation continued in office with their terms expiring in 2005:

             Robert C. Hamilton
             Robert D. Mauch
             Marion M. Sutton

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

Date:      February 14, 2005            /s/ Robert C. Hamilton
                                        --------------------------------------
                                        Robert C. Hamilton
                                        President and Chief Executive Officer

Date:      February 14, 2005            /s/ Preston W. Bair
                                        --------------------------------------
                                        Preston W. Bair
                                        Secretary, Treasurer and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    ----------
 3.1      Articles of Incorporation of Home Loan        Incorporated by reference to the Registration Statement on Form S-1
          Financial Corporation                         filed by HLFC on December 16, 1997 (the "S-1") with the Securities and Exchange Commission (the "SEC"), Exhibit 3.1.

 3.2      Certificate of Amendment to Articles of       Incorporated by reference to Pre-Effective Amendment No. 1 to the
          Incorporation of Home Loan Financial          S-1 filed with the SEC on February 3, 1998, Exhibit 3.2.
          Corporation

 3.3      Code of Regulations of Home Loan Financial    Incorporated by reference to the S-1, Exhibit 3.3.
          Corporation

 10.1     Form of Non-Qualified Stock Option Award
          Agreements for HLFC 1998 Stock Option and
          Incentive Plan

 10.2     Form of Incentive Stock Option Award
          Agreements for HLFC 1998 Stock Option and
          Incentive Plan

 10.3     Form of Award Agreement for HLFC
          Recognition and Retention Plan and Trust

 11       Statement Regarding Computation of Earnings   See Note 6 to the consolidated financial statements.
          per Share

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