Form 10KSB/A
period 2004-06-30
HOME LOAN FINANCIAL CORP
filed 2005-05-13
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

            Transitional Small Business Disclosure Format (check one)

                         Yes [ ]            No [X]

                                EXPLANATORY NOTE

         Home Loan Financial Corporation ("HLFC") hereby amends Part IV, Item 13 of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as originally filed with the Securities and Exchange Commission on September 28, 2004 (the "Original Form 10-KSB"). HLFC is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment No. 1") to add the conformed signature of its independent auditors, Crowe Chizek and Company LLC, to the Report of Independent Certified Public Accountants (the "Report") contained in HLFC's 2004 Annual Report to Shareholders filed as Exhibit 13 to the Original Form 10-KSB. The conformed signature of Crowe Chizek and Company LLC was inadvertently omitted from the electronic version of the Original Form 10-KSB, although HLFC had a manually signed copy of the Report when the Original Form 10-KSB was filed and the printed version of the 2004 Annual Report to Shareholders contained a copy of the manually signed report.

         In accordance with the rules of the Securities and Exchange Commission, HLFC has set forth the text of Item 13 and Exhibit 13 in their entirety. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2 to this Amendment No. 1. No other modifications or changes have been made to Item 13 or Exhibit 13 on this Amendment No. 1. Other than the addition of the conformed signature, the text of Exhibit 13, including the consolidated financial statements of HLFC, is unchanged.

         This Amendment No. 1 is limited in scope to the portions of the Original Form 10-KSB set forth above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-KSB. Accordingly, all other items that remain unaffected are omitted in this filing. None of the amendments to the Original Form 10-KSB reflected in this Amendment No. 1 resulted in a change to or restatement of the financial statements or other financial information included in the Original Form 10-KSB.

         This Amendment No. 1 continues to speak as of the date of the original filing of the Original Form 10-KSB and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Form 10-KSB shall not be deemed an admission that the Original Form 10-KSB, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.


                                     PART IV

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

        10.2     Home Loan Financial Corporation 1998 Stock Option and Incentive
                 Plan.

        10.3     Home Loan Financial Corporation Recognition and Retention Plan.

        10.4     Employment Contract for Kyle R. Hamilton.

        11       Statement Regarding Computation of Earnings per Share.

        13 2004 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of HLFC's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

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


                                        HOME LOAN FINANCIAL CORPORATION


                                        By: /s/ Robert C. Hamilton
                                            -----------------------------------
                                           Robert C. Hamilton, President
                                           (Principal Executive Officer)

                                        Date:  May 13, 2005

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

     3.3           Code of Regulations of Home Loan        Incorporated by reference to the S-1, Exhibit 3.3.
                   Financial Corporation

     10.1          Employment Contract for Robert C.       Incorporated by reference to the Form 10-KSB filed on
                   Hamilton                                EDGAR by HLFC on September 28, 1998, Exhibit 10.

     10.2          Home Loan Financial Corporation 1998    Incorporated by reference to the Form 10-KSB filed on
                   Stock Option and Incentive Plan.        EDGAR by HLFC on September 29, 2003, Exhibit 10.2.

     10.3          Home Loan Financial Corporation         Incorporated by reference to the Form 10-KSB filed on
                   Recognition and Retention Plan.         EDGAR by HLFC on September 29, 2003, Exhibit 10.3.

     10.4          Employment Contract for Kyle R.         Incorporated by reference to the Form 10-QSB filed on
                   Hamilton                                EDGAR by HLFC on May 17, 2004, Exhibit 10.2.

     11            Statement Regarding Computation of      See Note 17 to the consolidated financial statements.
                   Earnings per Share

     13            Home Loan Financial Corporation 2004
                   Annual Report to Shareholders

     14            Code of Ethics                          Previously filed.

     20            Proxy Statement for 2004 Annual         Incorporated by reference to the Definitive Proxy
                   Meeting of Shareholders                 Statement filed with the SEC on September 10, 2004.

     21            Subsidiaries of Home Loan Financial     Previously filed.
                   Corporation

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