Form 10QSB
period 2005-03-31
HOME LOAN FINANCIAL CORP
filed 2005-05-16
CIK 1050894

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [X] No [ ]

As of May 11, 2005 the latest practical date, 1,699,913 of the issuer's common shares, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                         HOME LOAN FINANCIAL CORPORATION
                                      INDEX

                                                                                       Page
                                                                                       ----
PART I  - FINANCIAL INFORMATION

      Item 1.    Condensed Financial Statements (Unaudited)

           Consolidated Balance Sheets............................................       3

           Consolidated Statements of Income and Comprehensive Income.............       4

           Consolidated Statements of Changes in Shareholders' Equity.............       5

           Consolidated Statements of Cash Flows..................................       7

           Notes to Consolidated Financial Statements.............................       8

      Item 2.    Management's Discussion and Analysis.............................      17

      Item 3.    Controls and Procedures..........................................      24

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings................................................      25

      Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......      25

      Item 3.    Defaults Upon Senior Securities..................................      25

      Item 4.    Submission of Matters to a Vote of Security Holders..............      25

      Item 5.    Other Information................................................      25

      Item 6.    Exhibits.........................................................      25

SIGNATURES .......................................................................      26

INDEX TO EXHIBITS.................................................................      27

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                              March 31,       June 30,
                                                                2005            2004
                                                            --------------  -------------
ASSETS
Cash and due from financial institutions                    $   2,795,962   $   3,034,819
Interest-bearing deposits in other financial institutions         155,232         240,366
                                                            -------------   -------------
      Total cash and cash equivalents                           2,951,194       3,275,185
Securities available for sale                                   7,202,346       7,105,703
Mortgage-backed securities available for sale                   9,122,682      10,321,735
Federal Home Loan Bank stock                                    2,324,500       2,250,700
Credit card portfolio held for sale                               529,815              --
Loans, net of allowance of $393,613 and $573,115              131,464,265     131,549,778
Premises and equipment, net                                     2,154,418       1,380,927
Accrued interest receivable                                       746,965         719,141
Bank owned life insurance                                       3,114,970       3,016,864
Other assets                                                      731,342         410,239
                                                            -------------   -------------

           Total assets                                     $ 160,342,497   $ 160,030,272
                                                            =============   =============

LIABILITIES
Deposits                                                    $  90,202,444   $  87,853,639
Federal Home Loan Bank advances                                46,210,451      48,756,389
Accrued interest payable                                          567,885         503,994
Accrued expenses and other liabilities                            576,074         606,824
                                                            -------------   -------------
      Total liabilities                                       137,556,854     137,720,846

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 500,000 shares authorized,
  none outstanding                                                     --              --
Common stock, no par value, 9,500,000 shares authorized,
  2,248,250 shares issued                                              --              --
Additional paid-in capital                                     14,704,892      14,508,999
Retained earnings                                              14,632,708      14,722,513
Unearned employee stock ownership plan shares                    (554,375)       (773,982)
Unearned recognition and retention plan shares                   (171,279)       (189,779)
Treasury stock, at cost - 559,343 shares at March 31, 2005
  and 566,543 shares at June 30, 2004                          (5,799,467)     (5,818,102)
Accumulated other comprehensive income (loss)                     (26,836)       (140,223)
                                                            -------------   -------------
      Total shareholders' equity                               22,785,643      22,309,426
                                                            -------------   -------------

           Total liabilities and shareholders' equity       $ 160,342,497   $ 160,030,272
                                                            =============   =============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                             March 31,               March 31,
                                                     ------------------------  ------------------------
                                                        2005          2004        2005        2004
                                                     ------------  ----------  ----------  ------------
Interest income
      Loans, including fees                          $ 2,157,148   $2,218,315  $6,592,183  $ 6,665,271
      Taxable securities                                 108,470      130,005     336,217      325,678
      Nontaxable securities                               52,263       52,543     156,905      157,746
      Dividends on FHLB stock and other                   25,510       21,947      73,855       65,780
                                                     -----------   ----------  ----------  -----------
      Total interest income                            2,343,391    2,422,810   7,159,160    7,214,475

Interest expense
      Deposits                                           447,444      421,078   1,324,349    1,310,242
      FHLB advances                                      478,729      488,344   1,436,465    1,450,440
                                                     -----------   ----------  ----------  -----------
           Total interest expense                        926,173      909,422   2,760,814    2,760,682
                                                     -----------   ----------  ----------  -----------

Net interest income                                    1,417,218    1,513,388   4,398,346    4,453,793
Provision for loan losses                                 90,000       40,000     301,000       85,000
                                                     -----------   ----------  ----------  -----------

Net interest income after provision for loan losses    1,327,218    1,473,388   4,097,346    4,368,793

Noninterest income
      Service charges and other fees                      94,804       88,446     296,906      285,578
      Net gains on sales of loans                         14,696       13,330      49,107       30,655
      Earnings from Coshocton County
        Title Agency                                      22,557       19,458      92,610      167,900
      Bank owned life insurance                           32,574           --      98,106           --
      Other                                               18,637       20,436      78,505       63,940
                                                     -----------   ----------  ----------  -----------
           Total noninterest income                      183,268      141,670     615,234      548,073

Noninterest expense
      Salaries and employee benefits                     656,958      574,290   1,860,817    1,720,089
      Occupancy and equipment                            101,275       82,100     253,126      236,342
      State franchise taxes                               47,432       43,080     137,432      127,080
      Computer processing                                 74,262       61,702     201,526      183,026
      Legal, audit and supervisory exam fees              55,200       49,848     144,100      151,658
      Director fees                                       23,160       22,560      68,880       69,713
      Other                                              135,656      119,887     361,816      368,837
                                                     -----------   ----------  ----------  -----------
           Total noninterest expense                   1,093,943      953,467   3,027,697    2,856,745
                                                     -----------   ----------  ----------  -----------

Income before income taxes                               416,543      661,591   1,684,883    2,060,121
Income tax expense                                       145,900      231,000     588,000      705,900
                                                     -----------   ----------  ----------  -----------

Net income                                               270,643      430,591   1,096,883    1,354,221
Other comprehensive income (loss), net of tax           (130,080)     145,484     113,387      (49,560)
                                                     -----------   ----------  ----------  -----------

Comprehensive income                                 $   140,563   $  576,075  $1,210,270  $ 1,304,661
                                                     ===========   ==========  ==========  ===========

Basic earnings per common share                      $      0.17   $     0.27  $     0.68  $      0.87
                                                     ===========   ==========  ==========  ===========

Diluted earnings per common share                    $      0.17   $     0.27  $     0.67  $      0.85
                                                     ===========   ==========  ==========  ===========

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                                        Accumulated
                                     Additional                 Unearned      Unearned                     Other
                                       Paid-In     Retained       ESOP          RRP        Treasury    Comprehensive
                                       Capital     Earnings      Shares       Shares        Shares        Income         Total
                                     ----------- ------------- ------------  ----------  ------------  -------------  -------------
Balance at July 1, 2003              $14,166,911 $ 14,514,056  $(1,067,434)  $(256,212)  $(6,090,975)    $ 444,105    $ 21,710,451

Net income                                    --    1,354,221           --          --            --            --       1,354,221

Cash dividend - $.64 per share                --   (1,006,506)          --          --            --            --      (1,006,506)

Commitment to release 20,535 ESOP
  shares                                 135,963           --      217,068          --            --            --         353,031

Compensation expense with respect
  to recognition and retention plan       48,724         (999)          --      59,997            --            --         107,722

Purchase of 6,238 treasury shares             --           --           --          --      (107,969)           --        (107,969)

Exercise of 45,563 stock options
  and related tax benefit                 54,677     (250,064)          --          --       600,543            --         405,156

Change in fair value of securities
  available for sale, net of
  tax effects                                 --           --           --          --            --       (49,560)        (49,560)
                                     ----------- ------------  -----------   ---------   -----------     ---------    ------------

Balance at March 31, 2004            $14,406,275 $ 14,610,708  $  (850,366)  $(196,215)  $(5,598,401)    $ 394,545    $ 22,766,546
                                     =========== ============  ===========   =========   ===========     =========    ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                                      Accumulated
                                   Additional                   Unearned    Unearned                     Other
                                     Paid-In      Retained        ESOP        RRP        Treasury    Comprehensive
                                     Capital      Earnings       Shares       Shares        Shares    Income(Loss)      Total
                                   -----------  -------------  ----------  ----------  ------------  -------------  -------------
Balance at July 1, 2004            $14,508,999  $ 14,722,513   $(773,982)  $(189,779)  $(5,818,102)   $(140,223)    $ 22,309,426

Net income                                  --     1,096,883          --          --            --           --        1,096,883

Cash dividend - $.695 per share             --    (1,125,790)         --          --            --           --       (1,125,790)

Commitment to release 20,775 ESOP
 shares                                195,893            --     219,607          --            --           --          415,500

Compensation expense with respect
 to recognition and retention plan          --         5,225          --      18,500            --           --           23,725

Purchase of 8,600 treasury shares           --            --          --          --      (168,990)          --         (168,990)

Exercise of 15,800 stock options
  and related tax benefit                   --       (66,123)         --          --       187,625           --          121,502

Change in fair value of
 securities available for sale,
 net of tax effects                         --            --          --          --            --      113,387          113,387
                                   -----------  ------------   ---------   ---------   -----------    ---------     ------------

Balance at March 31, 2005          $14,704,892  $ 14,632,708   $(554,375)  $(171,279)  $(5,799,467)   $ (26,836)    $ 22,785,643
                                   ===========  ============   =========   =========   ===========    =========     ============

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2005          2004
                                                                          ------------  -------------
Cash flows from operating activities
      Net income                                                          $ 1,096,883   $  1,354,221
      Adjustments to reconcile net income to net cash
        from operating activities:
           Depreciation                                                       123,750        126,900
           Securities amortization and accretion                               46,421         62,527
           Provision for loan losses                                          301,000         85,000
           FHLB stock dividends                                               (73,800)       (65,700)
           Increase in cash surrender value of bank owned life insurance      (98,106)            --
           Gain on sale of other real estate owned                             (5,299)            --
           Compensation expense on ESOP shares                                415,500        353,031
           Compensation expense on RRP shares                                  23,725         58,998
           Net change in accrued interest receivable and other assets         (61,982)       (23,984)
           Net change in accrued expenses and other liabilities               (25,268)        (4,056)
           Net change in deferred loan fees                                       158         (2,859)
                                                                          -----------   ------------
                Net cash from operating activities                          1,742,982      1,944,078

Cash flows from investing activities
      Purchases of securities available for sale                                   --     (6,037,076)
      Proceeds from maturities of securities available for sale                    --      1,000,000
      Proceeds from maturities and principal paydowns of
           mortgage-backed securities available for sale                    1,227,787      3,212,492
      Net change in loans                                                  (1,095,460)    (8,751,001)
      Premises and equipment expenditures                                    (897,240)       (58,880)
      Proceeds from sale of other real estate owned                            68,351             --
                                                                          -----------   ------------
           Net cash from investing activities                                (696,562)   (10,634,465)

Cash flows from financing activities
      Net change in deposits                                                2,348,805     (1,866,096)
      Net change in short-term FHLB advances                                  325,000      8,400,000
      Proceeds from long-term FHLB advances                                   522,500     13,000,000
      Repayments of long-term FHLB advances                                (3,393,438)   (10,719,079)
      Cash dividends paid                                                  (1,125,790)    (1,006,506)
      Purchase of treasury stock                                             (168,990)      (107,969)
      Proceeds from exercise of stock options                                 121,502        350,479
                                                                          -----------   ------------
           Net cash from financing activities                              (1,370,411)     8,050,829
                                                                          -----------   ------------

Net change in cash and cash equivalents                                      (323,991)      (639,558)
Cash and cash equivalents at beginning of period                            3,275,185      4,012,397
                                                                          -----------   ------------

Cash and cash equivalents at end of period                                $ 2,951,194   $  3,372,839
                                                                          ===========   ============

Supplemental disclosures of cash flow information
      Interest                                                            $ 2,696,924   $  2,782,435
      Income taxes                                                            480,000        520,000
Supplemental noncash disclosure
      Transfer from loans to other real estate owned                      $   350,000   $     13,170
      Transfer of credit card portfolio to held for sale                      529,815             --

          See accompanying notes to consolidated financial statements.

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Home Loan Financial Corporation ("HLFC") at March 31, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of HLFC for the fiscal year ended June 30, 2004. The accounting policies of HLFC described in the notes to the consolidated financial statements contained in HLFC's June 30, 2004, consolidated financial statements have been consistently followed in preparing this Form 10-QSB.

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

The Bank provides financial services through its main and branch offices in Coshocton, Ohio, a branch office in West Lafayette, Ohio and a branch office in Mt. Vernon, Ohio, which opened in January 2005. The Bank's primary deposit products are checking, savings and term certificate accounts, and its primary lending products are residential mortgage, nonresidential real estate, commercial and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Substantially all revenues are derived from financial institution products and services in Coshocton County and its contiguous areas. Management considers the Corporation to operate in one segment, banking. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions.

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

                                                 Three Months Ended            Nine Months Ended
                                                    March 31,                      March 31,
                                            ----------------------------  ----------------------------
                                                2005           2004           2005           2004
                                            -------------  -------------  -------------  -------------
Net income as reported                      $     270,643  $     430,591  $   1,096,883  $   1,354,221
Deduct: Stock-based compensation expense
  determined under fair value based method          3,772          4,232          9,689         54,383
                                            -------------  -------------  -------------  -------------

Pro forma net income                        $     266,871  $     426,359  $   1,087,194  $   1,299,838
                                            =============  =============  =============  =============

Basic earnings per share as reported        $        0.17           0.27  $        0.68  $        0.87
Pro forma basic earnings per share                   0.16           0.27           0.67           0.83

Diluted earnings per share as reported      $        0.17           0.27  $        0.67  $        0.85
Pro forma diluted earnings per share                 0.16           0.26           0.67           0.81

The pro forma effects are computed using an option pricing model, using the following weighted-average assumptions as of grant date.

                                                          Three and Nine            Three and Nine
                                                           Months Ended              Months Ended
                                                          March 31, 2005            March 31, 2004
                                                          --------------            --------------
Risk-free interest rate                                         4.28%                    4.27%
Expected option life                                          10 years                 10 years
Expected stock price volatility                                17.68%                   17.70%
Dividend yield                                                  3.75%                    3.61%
Fair value of options granted during period                   $ 3.49                   $ 3.43

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

                                 Estimated     Gross       Gross
                                    Fair     Unrealized  Unrealized
                                   Value       Gains      Losses
                                -----------  ----------  ----------
March 31, 2005

      U.S. Government agencies  $ 1,983,440  $      --   $ (17,119)
      Obligations of state and
        political subdivisions    5,218,906    146,593          --
                                -----------  ---------   ---------

                                $ 7,202,346  $ 146,593   $ (17,119)
                                ===========  =========   =========
Mortgage-backed securities
      U.S. Government agencies  $ 9,122,682  $   2,298   $(172,433)
                                ===========  =========   =========

June 30, 2004

      U.S. Government agencies  $ 1,993,440  $      --   $  (7,289)
      Obligations of state and
        political subdivisions    5,112,263     33,451          --
                                -----------  ---------   ---------

                                $ 7,105,703  $  33,451   $  (7,289)
                                ===========  =========   =========
Mortgage-backed securities
      U.S. Government agencies  $10,321,735  $   3,331   $(241,952)
                                ===========  =========   =========

The fair value of securities by contractual maturity as of March 31, 2005 were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity, primarily mortgage-backed securities, are shown separately.

                                         Estimated
                                           Fair
                                           Value
                                        -----------
Due in one year or less                 $   991,560
Due after one year through five years       991,880
Due after five years through ten years    5,218,906
Due after ten years                              --
Mortgage-backed securities                9,122,682
                                        -----------

                                        $16,325,028
                                        ===========

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SECURITIES (Continued)

No securities were sold during the three and nine months ended March 31, 2005 or 2004. At March 31, 2005 and June 30, 2004, securities with a carrying value of $4,054,304 and $968,302 were pledged to secure public funds.

Securities with unrealized losses at March 31, 2005 and June 30, 2004 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows.

                              Less than 12 Months      12 Months or More             Total
                            -----------------------  ---------------------  -----------------------
                                Fair     Unrealized    Fair     Unrealized     Fair      Unrealized
Description of Securities      Value        Loss       Value       Loss        Value        Loss
--------------------------  -----------  ----------  ---------  ----------  -----------  ----------
March 31, 2005

U.S. Government agencies    $ 1,983,440  $ (17,119)  $      --  $      --   $ 1,983,440  $ (17,119)
Mortgage backed securities    9,047,744   (172,433)         --         --     9,047,744   (172,433)
                            -----------  ---------   ---------  ---------   -----------  ---------

Total temporarily impaired  $11,031,184  $(189,552)  $      --  $      --   $11,031,184  $(189,552)
                            ===========  =========   =========  =========   ===========  =========

June 30, 2004

U.S. Government agencies    $ 1,993,440  $  (7,289)  $      --  $      --   $ 1,993,440  $  (7,289)
Mortgage backed securities   10,254,118   (241,952)         --         --    10,254,118   (241,952)
                            -----------  ---------   ---------  ---------   -----------  ---------

Total temporarily impaired  $12,247,558  $(249,241)  $      --  $      --   $12,247,558  $(249,241)
                            ===========  =========   =========  =========   ===========  =========

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

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS

Loans at March 31, 2005 and June 30, 2004 were as follows.

                                              March 31,       June 30,
                                               2005            2004
                                           --------------  --------------
Residential real estate loans:
      1 - 4 family                         $  84,552,748   $  84,586,340
      Multi-family                               146,540         157,126
      Home equity                              6,184,977       6,047,564
 Nonresidential real estate                   19,070,732      16,818,930
 Real estate construction and land             4,664,510       4,806,823
                                           -------------   -------------
      Total real estate loans                114,619,507     112,416,783
 Commercial loans                              7,625,543       7,642,474
 Consumer and other loans:
      Consumer                                 9,739,651      11,616,681
      Credit card                                     --         564,851
      Other                                       19,709          28,478
                                           -------------   -------------
           Total consumer and other loans      9,759,360      12,210,010
                                           -------------   -------------
 Total loans                                 132,004,410     132,269,267
 Less:
      Allowance for loan losses                 (393,613)       (573,115)
      Net deferred loan fees and costs          (146,532)       (146,374)
                                           -------------   -------------
                                           $ 131,464,265   $ 131,549,778
                                           =============   =============

Activity in the allowance for loan losses was as follows.

                                 Three Months Ended       Nine Months Ended
                                      March 31,               March 31,
                                ----------------------  ----------------------
                                   2005        2004        2005       2004
                                ----------  ----------  ----------  ----------
Balance at beginning of period  $ 397,307   $ 570,426   $ 573,115   $ 548,543
Provision for losses               90,000      40,000     301,000      85,000
Charge-offs                       (96,600)   (102,937)   (556,634)   (153,614)
Recoveries                          2,906       1,845      76,132      29,405
                                ---------   ---------   ---------   ---------

Balance at end of period        $ 393,613   $ 509,334   $ 393,613   $ 509,334
                                =========   =========   =========   =========

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - LOANS (Continued)

Impaired loans were as follows.

                                                  March 31,   June 30,
                                                    2005        2004
                                                 ----------  ----------
Period-end loans with no allocated allowance
  for loan losses                                $  476,000  $       --
Period-end loans with allocated allowance
  for loan losses                                   625,000   1,030,000
                                                 ----------  ----------

      Total                                      $1,101,000  $1,030,000
                                                 ==========  ==========

Amount of the allowance for loan loss allocated  $  153,299  $   10,000

                                          Three Months Ended      Nine Months Ended
                                               March 31,               March 31,
                                       -----------------------  -----------------------
                                           2005        2004        2005        2004
                                       -----------  ----------  ----------  -----------
Average of impaired loans
  during the period                    $   823,000  $  430,000  $  752,000  $  441,000
Interest income recognized
  during impairment                             --       9,000          --      40,000

Cash-basis interest income recognized           --       9,000          --      40,000

                                                            March 31,       June 30,
                                                              2005            2004
                                                           ----------      -----------

Loans past due over 90 days still on accrual               $  913,000      $    13,000
Nonaccrual loans                                            1,805,000        1,437,000

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

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES

At March 31, 2005, the Bank had a cash management line of credit enabling it to borrow up to $15.0 million from the Federal Home Loan Bank of Cincinnati ("FHLB"). The line of credit must be renewed on an annual basis. Borrowings outstanding on this line of credit included in the table below totaled $4.3 million and $3.9 million at March 31, 2005 and June 30, 2004. The Bank also had fixed-rate term advances, convertible fixed-rate advances and select pay mortgage-matched advances at March 31, 2005 and June 30, 2004. As a member of the FHLB system and based upon the Bank's current FHLB stock ownership, the Bank has the ability to obtain borrowings an additional $10.7 million, including the cash management line of credit. Advances under the borrowing agreements are collateralized by the Bank's FHLB stock and qualifying mortgage loans. The interest rates on the convertible fixed-rate advances are fixed for a specified number of years, and then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. The select pay mortgage-matched advances require monthly principal and interest payments and annual additional principal payments.

At period-end, advances from the FHLB were as follows.

                                                  March 31, 2005
                                             ------------------------
                                              Interest
                                             Rate Ranges    Balance
                                             -----------  -----------
Cash management line of credit                     3.02%  $ 4,275,000
Fixed rate advances, final maturities
  ranging from January 2006 to January 2010   2.18-4.32%   15,230,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                4.39-6.23%   17,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022              2.84-5.50%    9,705,451
                                                          -----------

                                                          $46,210,451
                                                          ===========

                                                   June 30, 2004
                                             --------------------------
                                              Interest
                                             Rate Ranges     Balance
                                             -----------  -------------
Cash management line of credit                     1.65%  $   3,950,000
Fixed rate advances, final maturities
  ranging from January 2005 to January 2010   1.56-4.32%     17,730,000
Convertible, fixed-rate advances, final
  maturities ranging from June 2008
  to July 2012                                4.39-6.23%     17,000,000
Select payment mortgage matched
  advances, final maturities ranging
  from January 2012 to July 2022              2.84-5.50%     10,076,389
                                                          -------------

                                                          $  48,756,389
                                                          =============

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - FHLB ADVANCES (Continued)

At March 31, 2005, the scheduled maturities of advances from the FHLB were as follows.

Period ending: March 31,  2006        $  8,641,449
                          2007           7,274,602
                          2008           4,438,422
                          2009          11,294,165
                          2010           6,660,991
                          Thereafter     7,900,822
                                      ------------

                                      $ 46,210,451
                                      ============

NOTE 5 - OFF-BALANCE SHEET ACTIVITIES

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters that will have a material effect on the financial statements as of March 31, 2005.

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

A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2005 and June 30, 2004 was as follows.

                                                      March 31,     June 30,
                                                        2005          2004
                                                    ------------  -----------
Lines of credit - variable rate                     $  6,026,000  $ 5,636,000
1-4 family residential real estate - variable rate       845,000      691,000
1-4 family residential real estate - fixed rate           50,000      123,000
Credit card arrangements - fixed rate                  1,529,000    1,486,000

The interest rate on fixed-rate commitments ranged from 5.25% to 13.90% at March 31, 2005 and from 6.50% to 13.90% at June 30, 2004. .

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EARNINGS PER SHARE

The factors used in the earnings per share computation were as follows.

                                                      Three Months Ended           Nine Months Ended
                                                           March 31,                   March 31,
                                                   --------------------------  --------------------------
                                                      2005           2004         2005           2004
                                                   ------------  ------------  ------------  ------------
Basic
      Net income                                   $   270,643   $   430,591   $ 1,096,883   $ 1,354,221
                                                   ===========   ===========   ===========   ===========

      Weighted average common share                  1,688,907     1,686,991     1,689,365     1,672,373
      Less:  Average unallocated ESOP shares           (55,499)      (83,630)      (62,424)      (90,305)
      Less:  Average nonvested RRP shares              (13,514)      (15,478)      (13,997)      (16,496)
                                                   -----------   -----------   -----------   -----------
      Average shares                                 1,619,894     1,587,883     1,612,944     1,565,572
                                                   ===========   ===========   ===========   ===========
      Basic earnings per common share              $      0.17   $      0.27   $      0.68   $      0.87
                                                   ===========   ===========   ===========   ===========

Diluted
      Net income                                   $   270,643   $   430,591   $ 1,096,883   $ 1,354,221
                                                   ===========   ===========   ===========   ===========

      Weighted average common shares
        outstanding for basic earnings per
        common share                                 1,619,894     1,587,883     1,612,944     1,565,572
      Add:  Dilutive effects of assumed
         exercises of stock options, net of
         tax benefits                                   12,318         1,459        12,582         1,456
      Add:  Dilutive effects of average
        nonvested RRP shares, net of tax benefits        1,785        25,448         1,877        33,242
                                                   -----------   -----------   -----------   -----------
      Average shares and dilutive potential
        common shares                                1,633,997     1,614,790     1,627,403     1,600,270
                                                   ===========   ===========   ===========   ===========

      Diluted earnings per common share            $      0.17   $      0.27   $      0.67   $      0.85
                                                   ===========   ===========   ===========   ===========

For the three months and nine months ended March 31, 2005, there were 9,000 stock options outstanding that were not dilutive as the exercise price of outstanding options was greater than the average market price for the periods.

                                  (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                       Three Months Ended      Nine Months Ended
                                            March 31,              March 31,
                                      ----------------------  ---------------------
                                        2005         2004       2005        2004
                                      ----------  ----------  ----------  ---------
Unrealized holding gains (losses) on
  available-for-sale securities       $(197,092)  $ 220,430   $ 171,798   $(75,091)
Tax effect                               67,012     (74,946)    (58,411)    25,531
                                      ---------   ---------   ---------   --------
Other comprehensive income (loss)     $(130,080)  $ 145,484   $ 113,387   $(49,560)
                                      =========   =========   =========   ========

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at March 31, 2005 compared to June 30, 2004, and the consolidated results of operations for the three and nine months ended March 31, 2005 compared with the same periods in 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial position than what could be obtained from an examination of the consolidated financial statements alone. This analysis should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

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

FINANCIAL CONDITION

Total assets at March 31, 2005 were $160.3 million compared to $160.0 million at June 30, 2004, an increase of $300,000, or 0.20%. The increase in total assets was primarily in premises and equipment, which increased $773,000, loans, net including the credit card portfolio held for sale, which increased $444,000 and other assets, which increased $321,000 partially offset by a decrease in mortgage-backed securities available for sale of $1,199,000 and a decrease in cash and cash equivalents of $324,000.

Securities available for sale increased from $7.1 million at June 30, 2004 to $7.2 million at March 31, 2005 due to an increase in the fair value of these securities. No securities were purchased or sold and no securities matured during the nine months ended March 31, 2005. Mortgage-backed securities, which totaled $10.3 million at June 30, 2004, decreased to $9.1 million at March 31, 2005. This decrease was due to principal payments.

Loan growth during the nine months ended March 31, 2005, which totaled $444,000, was the result of growth of $2.2 million in nonresidential real estate partially offset by a decrease of $1.9 million in consumer and other loans since June 30, 2004. The growth was due to two large nonresidential loans.

The Corporation has classified its credit card portfolio as held for sale at March 31, 2005. The decision to sell the credit card portfolio resulted from the lack of profitability in the portfolio, competition of other credit card companies, and the recent charge-off history. No loss is anticipated on the sale of the portfolio.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The increase in premises and equipment of $773,000 was primarily associated with the new branch in Mt. Vernon, Ohio, which opened in January 2005.

Other assets increased due to the foreclosure of a property with a fair value of $351,000.

Total deposits increased from $87.9 million at June 30, 2004 to $90.2 million at March 31, 2005. The Corporation had an increase in certificates of deposit of $5.2 million. This increase was partially offset by a decrease of $1.9 million in negotiable order of withdrawal ("NOW") and money market accounts, a decrease of $458,000 in savings accounts and a $498,000 decrease in noninterest bearing demand deposits from June 30, 2004 to March 31, 2005. As a result of the changes in accounts, the certificates of deposit portfolio as a percent of total deposits increased from 46.7% at June 30, 2004 to 51.3% at March 31, 2005. Almost all certificates of deposit mature in less than five years, with the majority maturing in the next year.

FHLB advances totaled $46.2 million at March 31, 2005, compared to $48.7 million at June 30, 2004, a decrease of $2.5 million. The decrease resulted from the maturity of a $2.5 million fixed rate advance and $893,000 in scheduled principal repayments, partially offset by new mortgage matched advances of $522,500 and an increase in the cash-management line of credit. At March 31, 2005, $4.3 million was outstanding on the Bank's $15.0 million cash-management line of credit with the FHLB compared to $4.0 at June 30, 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
 ENDED MARCH 31, 2005 AND MARCH 31, 2004

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

Net income was $271,000 for the three months ended March 31, 2005, compared to $431,000 for the three months ended March 31, 2004. The decrease in net income for the three months ended March 31, 2005 was the result of a decrease in net interest income of $96,000, an increase of $50,000 in provision for loan losses and an increase in noninterest expense of $140,000, partially offset by an increase in noninterest income of $42,000 and a decrease in income tax expense of $85,000.

Net interest income totaled $1.4 million for the three months ended March 31, 2005 and $1.5 million for the three months ended March 31, 2004. The net interest margin decreased from 4.03% for the three months ended March 31, 2004 to 3.78% for the three months ended March 31, 2005. The net interest margin declined due to deposit rates repricing faster than adjustable rate loans.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Interest and fees on loans decreased $61,000, or 2.8%, from $2,218,000 for the three months ended March 31, 2004 to $2,157,000 for the three months ended March 31, 2005. The decrease was due to a decline in yield on loans, which was partially offset by a higher average balance of loans.

Interest earned on taxable securities decreased $22,000, or 16.6%, from $130,000 for the nine months ended March 31, 2004 to $108,000 for the three months ended March 31, 2005. Dividends on FHLB stock and other interest income increased $3,600 from the three-month period ended March 31, 2004.

Interest expense on deposits increased $26,000 from $421,000 for the three months ended March 31, 2004, to $447,000 for the three months ended March 31, 2005. The increase in interest expense was the result of an increase in the cost of funds coupled with a higher average balance of deposits for the period. The increase in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances decreased $9,000, or 2.0%, from $488,000 for the three months ended March 31, 2004, compared to $479,000 for the three months ended March 31, 2005. The decrease in interest expense was the result of a decrease in the average balance of FHLB advances.

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

The provision for loan losses for the three months ended March 31, 2005 was $90,000 compared to $40,000 for the three months ended March 31, 2004. The allowance for loan losses totaled $394,000, or 0.30% of gross loans, at March 31, 2005, compared to $573,000, or 0.43% of gross loans, at June 30, 2004. The decrease in the allowance for loan losses was primarily due to a large charge-off of a commercial loan relationship which had a specific reserve allocation. The increase in the provision for loan losses for the current year three month period compared to the three months ended March 31, 2004 was due to an increase in nonperforming loans which totaled $2,718,000 at March 31, 2005 compared to $2,267,000 at March 31, 2004. Included in nonperforming loans at March 31, 2005 were impaired loans totaling $1,101,000 while only $327,000 of the nonperforming loans at March 31, 2004 were considered impaired. The Corporation's underwriting guidelines generally require a loan-to-value or projected completed value ratio of 80% for purchase or construction of one - to four-family residential properties and 75% for commercial real estate and land loans, established income information and defined ratios of debt to income. Although management believes that its allowance for loan losses at March 31, 2005 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

For the three months ended March 31, 2005, noninterest income totaled $183,000 compared to $142,000 for the three months ended March 31, 2004. The increase in noninterest income was primarily due to income from bank owned life insurance policies that were purchased in May 2004.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest expense totaled $1,094,000 for the three months ended March 31, 2005, compared to $953,000 for the same period in 2004. This increase was due primarily to increases in salaries and employee benefits and other costs associated with the Mt. Vernon branch. Salaries and employee benefits expense increased $83,000, or 14.4%, primarily as the result of increased staffing for the Mt. Vernon branch, which opened in January 2005, and the addition of an executive officer. Salaries and employee benefits expense also increased due to additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2004.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax-exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $146,000 for the three months ended March 31, 2005, compared to $231,000 for the three months ended March 31, 2004. The effective tax rate was 35.0% for the three months ended March 31, 2005, compared to 34.9% for the three months ended March 31, 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
 ENDED MARCH 31, 2005 AND MARCH 31, 2004

Net income was $1,097,000 for the nine months ended March 31, 2005, compared to $1,354,000 for the nine months ended March 31, 2004. The decrease in net income for the nine months ended March 31, 2005 was primarily the result of an increase of $216,000 in provision for loan losses and an increase of $171,000 in noninterest expense, partially offset by a decrease of $118,000 in income tax expense.

Net interest income totaled $4,398,000 for the nine months ended March 31, 2005 and $4,369,000 for the nine months ended March 31, 2004. The net interest margin decreased from 4.06% for the nine months ended March 31, 2004 to 3.89% for the nine months ended March 31, 2005. However, the increase in average earning assets offset the decline in the net interest margin.

Interest and fees on loans decreased $73,000, or 1.10%, from $6,665,000 for the nine months ended March 31, 2004 to $6,592,000 for the nine months ended March 31, 2005. The decrease was due to a decline in yield on loans more than offsetting the higher average balance of loans.

Interest earned on taxable securities increased $10,000, or 3.2%, from $326,000 for the nine months ended March 31, 2004 to $336,000 for the nine months ended March 31, 2005. The increase in income was the result of a higher average balance of taxable securities due to the purchase of mortgage-backed securities in the latter part of fiscal 2004. Dividends on FHLB stock and other interest income increased $8,000 from the nine-month period ended March 31, 2004.

Interest expense on deposits increased $14,000, or 1.08%, from $1,310,000 for the nine months ended March 31, 2004, to $1,324,000 for the nine months ended March 31, 2005. The increase in interest expense was the result of an increase in the cost of funds and a higher average balance of deposits for the period. The increase in the cost of funds was primarily due to general market conditions.

Interest on FHLB advances decreased $14,000, or 0.96%, from $1,450,000 for the nine months ended March 31, 2004, compared to $1,436,000 for the nine months ended March 31, 2005. The increase in interest expense was the result of an increase in the interest rates on advances offset by a decrease in the average balance of FHLB advances.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The provision for loan losses for the nine months ended March 31, 2005 was $301,000 compared to $85,000 for the nine months ended March 31, 2004. The increase in the provision was primarily due to an increase in net loan charge-offs due primarily to the charge-off of a large commercial loan relationship and an increase in nonperforming loans.

For the nine months ended March 31, 2005, noninterest income totaled $615,000 compared to $548,000 for the nine months ended March 31, 2004. The increase in noninterest income was primarily from the income on bank owned life insurance policies which were purchased in May 2004 partially offset by a decrease in HLFC's earnings from its 33% interest in CCTA.

Noninterest expense totaled $3,028,000 for the nine months ended March 31, 2005, compared to $2,857,000 for the same period in 2004. This increase was due primarily to an increase of $141,000, or 8.2% in salaries and employee benefits. Salaries and employee benefits expense increased primarily as the result of increased staffing for the Mt. Vernon branch, which opened January 2005, and the addition of an executive officer. Salaries and employee benefits expense also increased due to additional expense recognized for the Corporation's ESOP because of the increase in the Corporation's average stock price compared to the same period in 2004. These increases were partially offset by a reduction in expense related to the Corporation's recognition and retention plan as the majority of the awarded shares fully vested in October 2003.

The volatility of income tax expense is primarily attributable to the change in income before income taxes, the impact the Corporation's stock price has on the stock-based employee benefit plans and tax-exempt income on obligations of state and political subdivisions. The provision for income taxes totaled $588,000 for the nine months ended March 31, 2005, compared to $706,000 for the nine months ended March 31, 2004. The effective tax rate was 34.9% for the nine months ended March 31, 2005, compared to 34.3% for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the nine months ended March 31, 2005 and 2004.

                                                           Nine Months
                                                          Ended March 31,
                                                      ----------------------
                                                         2005        2004
                                                      ----------  ----------
                                                      (Dollars in thousands)
Net income                                              $ 1,097    $  1,354
Adjustments to reconcile net income to net cash from
  operating activities                                      646         590
                                                        -------    --------
Net cash from operating activities                        1,743       1,944
Net cash from investing activities                         (697)    (10,634)
Net cash from financing activities                       (1,370)      8,051
                                                        -------    --------
Net change in cash and cash equivalents                    (324)       (639)
Cash and cash equivalents at beginning of period          3,275       4,012
                                                        -------    --------

Cash and cash equivalents at end of period              $ 2,951    $  3,373
                                                        =======    ========

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The Corporation's principal sources of funds are deposits, loan repayments, maturities of securities, and other funds provided by operations. The Corporation also has the ability to borrow from the FHLB and other sources as discussed in the notes. While scheduled loan repayments and maturing securities are relatively predictable, interest rates, general economic conditions, and competition influence early loan prepayments, mortgage-backed security prepayments and deposit flows. The Corporation maintains investments in liquid assets based on management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. It is not anticipated that a rising interest rate environment will significantly affect the liquidity position of the Bank. However, if necessary, the Bank can sell any of its securities to increase its liquidity position.

At March 31, 2005, the Corporation had commitments to originate variable and fixed-rate residential real estate mortgage loans totaling $895,000. Loan commitments are generally for 30 days. The Corporation considers its liquidity and capital reserves sufficient to meet its outstanding short- and long-term needs. See Note 5 of the Notes to Consolidated Financial Statements.

The Bank is required by regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% to 4.0% of adjusted total assets (depending on the Bank's examination rating) and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). At March 31, 2005, and June 30, 2004, the Bank complied with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under the applicable requirements at March 31, 2005 and June 30, 2004. Management is not aware of any matter subsequent to the last regulatory notification that would cause the Bank's capital category to change.

                                   (Continued)

                         HOME LOAN FINANCIAL CORPORATION
                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

At March 31, 2005 and June 30, 2004, the Bank's actual capital levels and minimum required levels were as follows.

                                                                                  To Be
                                                                            Well Capitalized
                                                    For Capital          Under Prompt Corrective
                                    Actual       Adequacy Purposes         Action Regulations
                              Amount     Ratio     Amount    Ratio        Amount       Ratio
                           -----------  -------  ----------  -----       --------  -------------
                                                 (Dollars in thousands)
March 31, 2005

Total capital (to risk-
  weighted assets)         $    19,505   18.6%    $   8,378     8.0%    $   10,473      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)         19,111   18.2         4,189     4.0          6,284       6.0
Tier 1 (core) capital (to
  adjusted total assets)        19,111   11.8         6,454     4.0          8,067       5.0
Tangible capital (to
  adjusted total assets)        19,111   11.8         2,404     1.5           N/A

June 30, 2004

Total capital (to risk-
  weighted assets)         $    18,164   17.8%    $   8,172     8.0%    $   10,216      10.0%
Tier 1 (core) capital (to
  risk-weighted assets)         17,591   17.2         4,086     4.0          6,129       6.0
Tier 1 (core) capital (to
  adjusted total assets)        17,591   11.0         6,406     4.0          8,008       5.0
Tangible capital (to
adjusted total assets)          17,591   11.0         2,402     1.5            N/A

                         HOME LOAN FINANCIAL CORPORATION
                         ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of HLFC's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as March 31, 2005. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that HLFC's disclosure controls and procedures are effective. There were no changes in HLFC's internal controls during the quarter ended March 31, 2005, which materially affected, or are reasonably likely to materially affect, HLFC's internal controls over financial reporting.

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

Date: May 16, 2005               /s/ Robert C. Hamilton
                                 ------------------------------------------
                                 Robert C. Hamilton
                                 President and Chief Executive Officer

Date: May 16, 2005               /s/ Preston W. Bair
                                 --- --------------------------------------
                                 Preston W. Bair
                                 Secretary, Treasurer and Chief
                                 Financial Officer

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

  3.2    Certificate of Amendment to         Incorporated by reference to
         Articles of Incorporation of Home   Pre-Effective Amendment No. 1 to
         Loan Financial Corporation          the S-1 filed with the SEC on
                                             February 3, 1998, Exhibit 3.2.\

  3.3    Code of Regulations of Home Loan    Incorporated by reference to the
         Financial Corporation               S-1, Exhibit 3.3.

  11     Statement Regarding Computation of  See Note 6 to the consolidated
         Earnings per Share                  financial statements.

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